Form 10-Q
period 1995-04-01
INSTRON CORP
filed 1995-05-15
CIK 50716

- ------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

 [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED  APRIL 1, 1995
                                                 -------------
                                       OR

 [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
                                          -----------    -----------
                       COMMISSION FILE NUMBER     1-5641
                                                  ------
                              INSTRON CORPORATION
             (Exact name of registrant as specified in its Charter)

             MASSACHUSETTS                                  04-2057203
     (State or other jurisdiction of            (I.R.S. Employer Identification No.)
      incorporation or organization)

           100 ROYALL STREET
         CANTON, MASSACHUSETTS                                02021
(Address of Principal executive offices)                    (Zip Code)


                                  (617) 828-2500
              (Registrant's telephone number, including area code)

- ------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ----
The number of shares outstanding of each of the issuer's classes of common stock as of May 5 1995:

                 COMMON STOCK, $1 PAR VALUE -- 6,331,555 SHARES

- ------------------------------------------------------------------------------------

                         INSTRON CORPORATION                    FORM 10-Q
                  Consolidated Statement of Income              PART I
                              (Unaudited)                       ITEM 1
                 (In thousands, except share data)


                                             For the three months ended
                                      -----------------------------------------
                                        April 1, 1995          April 2, 1994
                                      -----------------------------------------
Revenue:
 Sales                                  $   28,704             $   26,878
 Service                                     5,461                  4,715
                                        ----------             ----------
   Total revenue                            34,165                 31,593
                                        ----------             ----------

Cost of revenue:
 Sales                                      15,841                 13,851
 Service                                     3,916                  3,646
                                        ----------             ----------
   Total cost of revenue                    19,757                 17,497
                                        ----------             ----------
   Gross Profit                             14,408                 14,096
                                        ----------             ----------

Operating expenses:
 Selling and administrative                 10,791                 10,514
 Research and development                    2,138                  2,022
                                        ----------             ----------
   Total operating expenses                 12,929                 12,536
                                        ----------             ----------
 Income from operations                      1,479                  1,560
                                        ----------             ----------

Other expenses:
 Interest                                      394                   286
 Foreign exchange (gains) losses                94                  (168)
                                        ----------             ----------
   Total other expenses                        488                   118
                                        ----------             ----------

Income before income taxes                      991                 1,442

Provision for income taxes                      377                   534
                                        ----------             ----------
Net income                               $      614            $      908
                                         ==========            ==========
Net income per common share (Note 2)     $     0.10            $     0.14
                                         ==========            ==========
Average common and equivalent shares
 outstanding (Note 2)                     6,401,976             6,341,544
                                         ==========            ==========
Dividends declared per share of
 common stock                            $     0.04            $     0.03
                                         ==========            ==========

          See accompanying Notes to Consolidated Financial Statements

                      INSTRON CORPORATION                     FORM 10-Q
                  Consolidated Balance Sheet                  PART I
                (In thousands, except share data)             ITEM 1


                                                       April 1,      December 31,
                                                         1995            1994
                                                    -------------    ------------
ASSETS                                               (unaudited)

Current assets:
  Cash and cash equivalents                              $  2,739         $  1,877
  Accounts receivable (net of
    allowance for doubtful accounts of
    $1,027 in 1995 and $943 in 1994                        41,013           41,401
  Inventories                                              27,488           21,859
  Deferred income taxes                                     2,985            2,949
  Prepaid expenses and other current assets                 1,756            1,625
                                                         --------         --------
    Total current assets                                   75,981           69,711
Property, plant and equipment, net                         23,465           22,266
Other assets                                               11,838           10,317
                                                         --------         --------
   Total assets                                          $111,284         $102,294
                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                         $  7,780         $  6,800
   Accounts payable                                         8,954            8,271
   Accrued liabilities                                     13,538           12,553
   Accrued employee compensation and benefits               5,025            6,051
   Accrued income taxes                                        68             -
   Advance payments received on contracts                   2,180            2,187
                                                         --------         --------
      Total current liabilities                            37,545           35,862
Long-term debt                                             16,112           11,018
Other long-term liabilities                                 3,998            3,488
                                                         --------         --------
      Total liabilities                                    57,655           50,368
                                                         --------         --------
Stockholders' equity:
   Preferred stock, $1 par value; 1,000,000
    shares authorized, none issued                            -                -
   Common stock, $1 par value; 10,000,000 shares
    authorized, 6,406,507 shares issued in 1995
    and 6,363,059 in 1994.                                  6,407            6,363
   Additional paid in capital                               2,466            2,113
   Retained earnings                                       48,818           48,393
   Cumulative translation adjustment                       (3,348)          (4,229)
                                                         --------         --------
                                                           54,343           52,640
   Less:  Treasury stock of 74,952 shares,
    at cost                                                   714              714
                                                         --------         --------
      Total stockholders' equity                           53,629           51,926
                                                         --------         --------
      Total liabilities and stockholders' equity         $111,284         $102,294
                                                         ========         ========

          See accompanying Notes to Consolidated Financial Statements

                      INSTRON CORPORATION                    FORM 10-Q
              Consolidated Statement of Cash Flows           PART I
                         (Unaudited)                         ITEM 1



(In thousands)                                            For the three months ended
                                                    --------------------------------------
                                                       April 1, 1995      April 2, 1994
                                                    ------------------   -----------------
Cash flows from operating activities:
  Net income                                                $  614             $  908
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                           1,642              1,406
     Provision for losses on accounts receivable                28                 20
     Increase in deferred taxes                                 10                 27
     Changes in assets and liabilities, excluding
       the effects from purchase of business:
       Decrease in accounts receivable                       1,874                154
       Increase in inventories                              (4,548)              (716)
       Increase in prepaid expenses
        and other current assets                              (391)              (164)
       Decrease in accounts
        payable and accrued expenses                          (317)              (903)
       Increase in other long-term
        liabilities                                             81                 79
       Other                                                   274                423
                                                           -------           --------

  Net cash provided (used) by operating activities            (733)             1,234
                                                           -------           --------

Cash flows from investing activities:
  Capital expenditures                                      (1,542)              (979)
  Purchase of business, net of cash acquired                (2,460)                -
  Capitalized Software Costs                                  (233)              (288)
  Other                                                        (17)               (17)
                                                           -------           --------

    Net cash used by investing activities                   (4,252)            (1,284)
                                                           -------           --------

Cash flows from financing activities:
  Net borrowings under revolving credit and
   term loan facility                                        5,041             (1,807)
  Net short-term borrowings                                    771              1,211
  Principal payments on notes payable                          (10)               (10)
  Cash dividends paid                                         (189)              (189)
  Other                                                        196                 -
                                                           -------           --------

    Net cash provided (used) by financing activities         5,809               (795)
                                                           -------           --------

Effect of exchange rate changes on cash                         38                 32
                                                           -------           --------

Net increase (decrease) in cash and cash equivalents           862               (813)
                                                           -------           --------

Cash and cash equivalents at beginning of year               1,877              2,898
                                                           -------           --------
Cash and cash equivalents at end of period                 $ 2,739           $  2,085
                                                           =======           ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                               $   396           $    294
    Income taxes                                               215                354
Supplemental disclosures of non-cash investing
 and financing activities:
  Liabilities incurred or assumed in business acquisition  $   345           $     -

          See accompanying Notes to Consolidated Financial Statements
                                      4

                              INSTRON CORPORATION                     FORM 10-Q
                                                                      PART I
                  Notes to Consolidated Financial Statements          ITEM 1

                                 April 1, 1995
                                  (unaudited)

1.  Basis of Presentation
    ---------------------
    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 1, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

2.  Net Income per Share
    --------------------
    Net income per share is based on the weighted average number of common shares and common share equivalents outstanding.

3. Inventories
   -----------

   (In thousands)                        April 1, 1995        December 31, 1994
                                         -------------        -----------------
   Raw Materials                         $  10,498            $   9,913
   Work-in-process                           8,023                4,279
   Finished goods                            8,967                7,667
                                         ---------            ---------
                                         $  27,488            $  21,859
                                         =========            =========

   Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is principally used for inventories in the United States and the Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $10,709,000 and $8,913,000 at April 1, 1995 and December 31, 1994, respectively. The excess of current cost over stated LIFO value was $4,374,000 at April 1, 1995 and $4,339,000 at December 31, 1994.

                              INSTRON CORPORATION                     FORM 10-Q
                                 April 1, 1995                        PART I
                                                                      ITEM 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



Results of Operations
- ---------------------
Quarter ended April 1, 1995 vs. Quarter ended April 2, 1994
- ------------------------------------------------------------
   Revenues for the first quarter of 1995 were $34,165,000, an increase of 8.1% over the same period last year, resulting principally from increased revenues in North America and increased service revenues throughout the world. Foreign sales accounted for approximately 59% of consolidated first quarter revenues compared with 62% for the first quarter of 1994.
   Gross margin as a percentage of revenue decreased to 42.2% for the first quarter of 1995 compared to 44.6% for the first quarter of 1994. The lower gross margin is due to an unfavorable mix of lower margin products partially offset by improved service profitability. Gross margins on several key customer orders that were obtained in the fourth quarter of 1994 were lower than our traditional system business and had the effect of reducing margins in the first quarter of 1995.
   Total selling and administrative expenses increased by 2.6% compared to the same period in 1994. As a percentage of revenue, selling and administrative expenses were 31.6% in the first quarter of 1995 compared to 33.3% for the comparable period last year.
   Research and development expenses increased by 5.7% for the first quarter of 1995 compared with the prior year's first quarter. Software development costs capitalized during the first quarter of 1995 were less than those costs capitalized in the first quarter of 1994. Including amounts capitalized, research and development expenditures increased by 2.6% in 1995.
   Other expenses increased by $370,000 over last year's first quarter. The increase is principally due to foreign exchange losses resulting from a weaker British pound versus the German Deutschmark, partially offset by foreign exchange gains in Japan. This compares to a foreign exchange gain of $168,000 for the same period in 1994 which was primarily due to the stronger Japanese yen versus the U.S. dollar and British pound. In addition, other expenses increased due to higher interest expense resulting from an increase in interest rates.

                              INSTRON CORPORATION                    FORM 10-Q
                                 April 1, 1995                       PART I
                                                                     ITEM 2
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

    Net income of $614,000 for the first quarter of 1995 decreased by 32.4% compared to the first quarter of 1994. Earnings per share for the three months ended April 1, 1995 was 10 cents per share compared to 14 cents per share for the comparable prior year period. The lower earnings were attributable to the decrease in gross margin and the foreign exchange loss in the first quarter of 1995 versus the gain in the first quarter of 1994.
    The consolidated effective tax rate for the first quarter of 1995 was 38.0% compared to 37.0% in the first quarter of 1994.

Financial Condition
- -------------------
    The Company experienced negative cash flows from operating activities of $0.7 million in the first quarter of 1995. Operating cash flows were effected by a build-up in work-in-process inventories to support major systems which are expected to be shipped in the second quarter of 1995. The Company anticipates it will generate positive cash flow from operating activities by the end of 1995. Net bank borrowings increased by $5.8 million in the first quarter of 1995, principally to finance the acquisition of certain assets of Shore Instrument, capital equipment expenditures and the inventory build-up. The ratio of debt to debt plus equity was 30.8% at April 1, 1995 compared to 25.5% at year end 1994. At April 1, 1995, the Company had $8.9 million of available credit under its $25 million multicurrency revolving credit and term loan facility. The Company's subsidiaries have additional overdraft and borrowing facilities for allowing advances of approximately $24 million of which $7.8 million were outstanding at April 1, 1995.
    Accounts receivable decreased by $1.9 million and inventories increased by $4.5 million from year end 1994. The inventory turnover ratio decreased to
2.71 from 2.77 at year end 1994 resulting from the build-up in work-in-process inventories during the first quarter of 1995.
    The Company's order backlog was $34.1 million at the end of the first quarter of 1995, an increase of 25.5% over the first quarter of 1994 and an increase of 4.5% from year end 1994.

                              INSTRON CORPORATION                     FORM 10-Q
                                 April 1, 1995                        PART I
                                                                      ITEM 2
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


    Bookings for the first quarter of 1995 increased by 16.3% over the first quarter last year. This increase was due to higher bookings in the Company's European operation as well as in China and Southeast Asia. In addition, the major product lines of electromechanical, servohydraulic (including structural testing systems) and service experienced increased bookings in the first quarter of 1995 compared to the same period last year.
    The Company believes its present capital resources, anticipated operating cash flows, borrowing capacity under its revolving credit and term loan facility and other bank lines of credit are sufficient to meet its current and future cash requirements to finance operations, capital expenditures and acquisitions.
    As we announced at year end 1994, margins on several key customer orders that were obtained in the fourth quarter were lower than our traditional system business and had the effect of reducing margins in the first quarter of 1995. The remaining orders will be shipped by the end of the second quarter of 1995. Despite the effect these orders will have on gross margin, we anticipate that our second quarter net income will improve over the second quarter of 1994 and that the total year earnings for 1995 will be higher than last year given the current strength of order bookings and the high backlog level.

                             INSTRON CORPORATION                    FORM 10-Q
                                April 1, 1995                       PART I
                                                                    ITEM 2
                          Part II - Other Information


Item 1.       Legal Proceedings
- -------       -----------------
Neither the Registrant nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings.

Item 2.       Changes in the Rights of the Company's Security Holders
- -------       -------------------------------------------------------
                               None.

Item 3.       Defaults Upon Senior Securities.
- -------       --------------------------------
                               Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.
- -------       ----------------------------------------------------
    At the 1995 Annual Meeting of Stockholders of the Registrant held on May 3, 1995, the three directors nominated by management, as listed in the Registrant's proxy statement, were elected. At the Annual Meeting, these three nominees received the following votes: James M. McConnell, 5,896,520
For, 206,764 Withheld; Dennis J. Moore: 5,904,938 For, 198,346 Withheld;
John F. Smith: 5,899,662 For, 203,622 Withheld. There were no abstentions or broker nonvotes with respect to the election of directors at the Annual Meeting.
    Also at the Annual Meeting, the Stockholder Proposal concerning the appointment of a committee to sell the Corporation received the following votes: 459,904 For; 5,048,447 Against. There were 31,988 abstentions and 562,945 broker nonvotes with respect to the Stockholder Proposal.

                              INSTRON CORPORATION                     FORM 10-Q
                                 April 1, 1995
                          Part II - Other Information



Item 5.  Other Information
- -------  -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
- ------   --------------------------------
         a.   Exhibits
              --------
              Exhibit 11 - Computation of Primary and Fully Diluted
                           Earnings per Share.

         b.   Reports on Form 8-K
              -------------------
              None.

                                                                       FORM 10-Q

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         INSTRON CORPORATION



            Date:  May 12, 1995          By/s/ James M. McConnell
                                         ------------------------------------
                                         James M. McConnell
                                         President and
                                         Chief Executive Officer




           Date:  May 12, 1995           By/s/ Linton A. Moulding
                                         ------------------------------------
                                         Linton A. Moulding
                                         Chief Financial Officer