Form 10-Q
period 1995-07-01
INSTRON CORP
filed 1995-08-15
CIK 50716

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 1, 1995


                                       OR


/ /         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ___________ to ___________


                       Commission file number     1-5641


                              INSTRON CORPORATION
             (Exact name of registrant as specified in its Charter)


             Massachusetts                                    04-2057203
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


           100 Royall Street                                     02021
         Canton, Massachusetts                                (Zip Code)
(Address of Principal executive offices)


                                 (617) 828-2500
              (Registrant's telephone number, including area code)



________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

The number of shares outstanding of each of the issuer's classes of common stock as of August 7, 1995

                 COMMON STOCK, $1 PAR VALUE -- 6,331,555 SHARES
--------------------------------------------------------------------------------

                              INSTRON CORPORATION                      FORM 10-Q
                        Consolidated Statement of Income               PART I
                                  (Unaudited)                          ITEM 1
                       (In thousands, except share data)


                                              For the three months ended
                                      -----------------------------------------

                                         July 1, 1995           July 2, 1994
                                      -----------------------------------------
Revenue:
    Sales                                $   32,575              $   27,442
    Service                                   5,483                   5,126
                                         ----------              ----------
      Total revenue                          38,058                  32,568
                                         ----------              ----------
Cost of revenue:
    Sales                                    18,508                  14,280
    Service                                   3,785                   3,816
                                         ----------              ----------
      Total cost of revenue                  22,293                  18,096
                                         ----------              ----------

        Gross Profit                         15,765                  14,472
                                         ----------              ----------

Operating expenses:
    Selling and administrative               11,235                  10,926
    Research and development                  2,300                   1,991
                                         ----------              ----------
      Total operating expenses               13,535                  12,917
                                         ----------              ----------
      Income from operations                  2,230                   1,555
                                         ----------              ----------


Other expenses:
    Interest                                    304                     274
    Foreign exchange (gains) losses            (150)                     12
                                         ----------              ----------
      Total other expenses                      154                     286
                                         ----------              ----------

Income before income taxes                    2,076                   1,269

Provision for income taxes                      788                     415
                                         ----------              ----------
Net income                               $    1,288              $      854
                                         ==========              ==========
Net income per common share (Note 2)     $     0.20              $     0.14
                                         ==========              ==========
Average common and equivalent shares
 outstanding (Note 2)                     6,422,728               6,311,404
                                         ==========              ==========
Dividends declared per share of
 common stock                            $     0.00              $     0.03
                                         ==========              ==========




          See accompanying Notes to Consolidated Financial Statements

                              INSTRON CORPORATION                      FORM 10-Q
                        Consolidated Statement of Income               PART I
                                  (Unaudited)                          ITEM 1
                       (In thousands, except share data)


                                             For the six months ended
                                      -----------------------------------------

                                         July 1, 1995           July 2, 1994
                                      -----------------------------------------
Revenue:
    Sales                                $   61,279             $    54,320
    Service                                  10,944                   9,841
                                         -----------            ------------
      Total revenue                          72,223                  64,161
                                         -----------            ------------

Cost of revenue:
    Sales                                    34,349                  28,131
    Service                                   7,701                   7,462
                                         -----------            ------------
      Total cost of revenue                  42,050                  35,593
                                         -----------            ------------

    Gross Profit                             30,173                  28,568
                                         -----------            ------------

Operating expenses:
    Selling and administrative               22,026                  21,440
    Research and development                  4,438                   4,013
                                         -----------            ------------

      Total operating expenses               26,464                  25,453
                                         -----------            ------------

    Income from operations                    3,709                   3,115
                                         -----------            ------------


Other expenses:
    Interest                                    698                     560
    Foreign exchange gains                      (56)                   (156)
                                         -----------            ------------

      Total other expenses                      642                     404
                                         -----------            ------------

Income before income taxes                    3,067                   2,711

Provision for income taxes                    1,165                     949
                                         -----------           -------------

Net income                               $    1,902            $      1,762
                                         ===========           =============


Net income per common share (Note 2)     $     0.30            $       0.28
                                         ===========           =============


Average common and equivalent shares
 outstanding (Note 2)                     6,412,360               6,326,609
                                         ===========           =============

Dividends declared per share of
 common stock                            $     0.07            $       0.06
                                         ===========           =============





          See accompanying Notes to Consolidated Financial Statements

                              INSTRON CORPORATION                      FORM 10-Q
                           Consolidated Balance Sheet                  PART I
                       (In thousands, except share data)               ITEM 1

                                                       July 1,       December 31,
                                                        1995             1994
                                                    -------------    ------------
ASSETS                                               (unaudited)
Current assets:
  Cash and cash equivalents                          $  3,928         $  1,877
  Accounts receivable (net of
   allowance for doubtful accounts of
    $975 in 1995 and $943 in 1994)                     42,227           41,401
  Inventories                                          26,005           21,859
  Deferred income taxes                                 3,037            2,949
  Prepaid expenses and other current assets             1,634            1,625
                                                     ---------        ---------

    Total current assets                               76,831           69,711

Property, plant and equipment, net                     23,471           22,266
Other assets                                           11,799           10,317
                                                     ---------        ---------

    Total assets                                     $112,101         $102,294
                                                     =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $ 10,437         $  6,800
  Accounts payable                                      8,027            8,271
  Accrued liabilities                                  12,368           12,553
  Accrued employee compensation and benefits            5,402            6,051
  Accrued income taxes                                    501             -
  Advance payments received on contracts                1,571            2,187
                                                     ---------        ---------

    Total current liabilities                          38,306           35,862

Long-term debt                                         14,574           11,018
Other long-term liabilities                             4,401            3,488
                                                     ---------        ---------

    Total liabilities                                  57,281           50,368
                                                     ---------        ---------

Stockholders' equity:
  Preferred stock, $1 par value; 1,000,000
   shares authorized, none issued                           0                0
  Common stock, $1 par value; 10,000,000 shares
   authorized, 6,406,507 shares issued in 1995
   and 6,363,059 in 1994.                               6,407            6,363
  Additional paid in capital                            2,466            2,113
  Retained earnings                                    49,853           48,393
  Cumulative translation adjustment                    (3,192)          (4,229)
                                                      --------        ---------

                                                       55,534           52,640
  Less:  Treasury stock of 74,952 shares
   at cost                                                714              714
                                                     ---------        ---------

     Total stockholders' equity                        54,820           51,926
                                                     ---------        ---------

     Total liabilities and stockholders' equity      $112,101         $102,294
                                                     =========        =========


          See accompanying Notes to Consolidated Financial Statements

                              INSTRON CORPORATION                      FORM 10-Q
                      Consolidated Statement of Cash Flows             PART I
                                  (Unaudited)                          ITEM 1

(In thousands)                                              For the six months ended
                                                    --------------------------------------
                                                        July 1, 1995       July 2, 1994
                                                    --------------------------------------
Cash flows from operating activities:
  Net income                                            $ 1,902            $ 1,762
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                        3,299              2,805
     Provision for losses on accounts receivable             56                 51
     Increase (decrease) in deferred taxes                  (44)                64
     Changes in assets and liabilities, excluding
      the effects from purchase of business:
         Decrease in accounts receivable                    497              6,035
         Increase in inventories                         (3,316)            (1,392)
         Increase in prepaid expenses
          and other current assets                         (278)              (127)
         Increase (decrease) in accounts
          payable and accrued expenses                   (2,021)               112
         Increase in other long-term liabilities            418                150
         Other                                            1,084               (789)
                                                        --------          ----------

     Net cash provided by operating activities            1,597              8,671
                                                        --------          ----------

Cash flows from investing activities:
  Capital expenditures                                   (3,190)            (2,332)
  Capitalized software costs                               (504)              (477)
  Purchase of business, net of cash acquired             (2,660)                 0
  Other                                                     (14)                33
                                                        --------          ----------

     Net cash used by investing activities               (6,368)            (2,776)
                                                        --------          ----------

Cash flows from financing activities:
  Net borrowings under revolving credit and
   term loan facility                                     3,527             (3,360)
  Net short-term borrowings                               3,542                154
  Principal payments on notes payable                       (10)            (2,465)
  Cash dividends paid                                      (442)              (377)
  Other                                                     196                  0
                                                        --------          ----------

    Net cash provided (used) by financing activities      6,813             (6,048)
                                                        --------          ----------

Effect of exchange rate changes on cash                       9                 93
                                                        --------          ----------

Net decrease in cash and cash equivalents                 2,051                (60)
                                                        --------          ----------

Cash and cash equivalents at beginning of year            1,877              2,898
                                                        --------          ----------

Cash and cash equivalents at end of period              $ 3,928           $  2,838
                                                        ========          ==========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                            $   921           $    661
    Income taxes                                            433                845
Supplemental disclosures of non-cash investing
 and financing activities:
Liabilities incurred or assumed
 in business acquisition                                    345           $      0


          See accompanying Notes to Consolidated Financial Statements

                              INSTRON CORPORATION                      FORM 10-Q
                                                                       PART I
                   Notes to Consolidated Financial Statements          ITEM 1
                                  July 1, 1995
                                  (unaudited)


1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commisssion. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

      In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 1, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

2.    Net Income per Share

      Net income per share is based on the weighted average number of common shares and common share equivalents outstanding.

3.    Inventories

      (In thousands)                      July 1, 1995      December 31, 1994
                                         -------------      -----------------
      Raw Materials                         $  11,177            $   9,913
      Work-in-process                           6,134                4,279
      Finished goods                            8,694                7,667
                                            ---------            ---------
                                            $  26,005            $  21,859
                                            =========            =========

      Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is principally used for inventories in the United States and the Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $10,022,000 and $8,913,000 at July 1, 1995 and December 31, 1994,
      respectively. The excess of current cost over stated LIFO value was $4,306,000 at July 1, 1995 and $4,339,000 at December 31, 1994.

                              INSTRON CORPORATION                      FORM 10-Q
                                  July 1, 1995                         PART I
                                                                       ITEM 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations
Quarter ended July 1, 1995 vs. Quarter ended July 2, 1994

      Revenues for the second quarter of 1995 were $38,058,000, an increase of 16.9% over the same period last year, due primarily to increased revenues in North America and higher worldwide service revenues. Revenues for North America included several large structural testing systems and custom material testing systems. Foreign sales accounted for approximately 57% of consolidated second quarter revenues compared with 59% for the second quarter of 1994.

      Gross margin as a percentage of revenue decreased to 41.4% for the second quarter of 1995 compared to 44.4% for the second quarter of 1994. The lower gross margin is due to a mix of lower margin products partially offset by improved service profitability. Gross margins on several key custom orders for structural and material testing systems were lower than our traditional system business and had the effect of reducing margins in the second quarter of 1995.

      Total selling and administrative expenses increased by 2.8% compared to the same period in 1994. As a percentage of revenue, selling and administrative expenses were 29.5% in the second quarter of 1995 compared to 33.5% for the comparable period last year.

      Research and development expenses increased by 15.5% (17.9%, if adjusted for amounts capitalized as software development) for the second quarter of 1995 compared with the prior year's second quarter. The Company capitalized $271,000 of software development costs during the second quarter of 1995 compared with $189,000 in the second quarter of 1994. As a percentage of revenue, research and development expenditures were approximately 6% in 1995 and 1994.

      Other expenses decreased by 46.2% from the second quarter of 1994. The decrease is principally due to foreign exchange gains resulting from a stronger Japanese yen versus the U.S. dollar and British pound, partially offset

                              INSTRON CORPORATION                      FORM 10-Q
                                  July 1, 1995                         PART I
                                                                       ITEM 2


                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


by higher interest expense resulting from an increase in average borrowings and higher interest rates.

      Net income of $1,288,000 for the second quarter of 1995 increased by 50.8% compared to the second quarter of 1994. Earnings per share for the three months ended July 1, 1995, was 20 cents per share compared to 14 cents per share for the comparable prior year period. This increase in earnings was principally due to the higher revenue.

      The consolidated effective tax rates for the second quarter of 1995 was 38.0% compared to 32.7% in the second quarter of 1994. The increase in the effective tax rate is primarily due to higher foreign taxes.

Six Months ended July 1, 1995 vs Six Months ended July 2, 1994

      Revenues for the six months ended July 1, 1995, increased by 12.6% over the comparable 1994 period, due primarily to higher revenues in North America and increased service revenues throughout the world. Revenues for North America included several large structural testing systems and custom material testing systems. Foreign revenues accounted for approximately 58% of the consolidated first six months revenues compared to 61% in 1994.

      Gross margin as a percentage of revenue decreased to 41.8% compared with 44.5% in the first half of 1994. The lower gross margin is due to a mix of lower margin products partially offset by improved service profitability. Gross margins on several key custom orders for structural and material testing systems were lower than the Company's traditional system business and had the effect of reducing margins in the first six months of 1995.

      Selling and administrative expenses for the first six months of 1995 increased by 2.7% compared to the same period in 1994. As a percentage of revenue, selling and administrative expenses were 30.5% in the first half of 1995 compared to 33.4% for the comparable period last year.

                              INSTRON CORPORATION                      FORM 10-Q
                                  July 1, 1995                         PART I
                                                                       ITEM 2


                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


      Research and development expenses increased by 10.6% (10.1%, if adjusted for amounts capitalized as software development) for the first six months of 1995 compared with the same period in 1994. During the first half of 1995, the Company capitalized $504,000 of software development costs compared with $477,000 for the same period in 1994. As a percentage of revenue, research and development expenditures were 6.8% for the first half of 1995 compared to 7.0% for the same period in 1994.

      Other expenses increased by 58.9% over the first six months of 1994. The increase is due to higher interest expense resulting from an increase in average borrowings and higher interest rates, and lower foreign exchange gains.

      The consolidated effective tax rate was 38% for the six months ended July 1, 1995 compared with 35% for the comparable prior year. The increase in the effective tax rate is primarily due to higher foreign taxes.

      Net income was $1,902,000 for the first six months of 1995 compared to $1,762,000 for the same period in 1994. Earnings per share for the six months ended July 1, 1995 was 30 cents compared to 28 cents per share for the comparable period in 1994. This increase in earnings was principally due to the higher revenue.

Financial Condition

      In the first half of 1995, the Company generated net cash flows from operations of $1.6 million and increased net bank borrowings by $7.1 million. Operating cash flows and bank borrowings were primarily used to fund capital expenditures of $3.1 million and acquire certain assets of Shore Instrument valued at $2.7 million. The ratio of debt to debt plus equity was 31.3% at July 1, 1995 compared to 25.5% at year end 1994. At July 1, 1995, the Company had $10.4 million of available credit under its $25 million multicurrency revolving credit and term loan facility. In addition, the Company's subsidiaries have other overdraft and borrowing facilities allowing advances up to approximately $25 million of which $14.6 million were unused at July 1, 1995.

      Inventories increased by $3.3 million from year end 1994, due primarily to work in progress to support higher shipment volumns in the third and fourth

                              INSTRON CORPORATION                      FORM 10-Q
                                  July 1, 1995                         PART I
                                                                       ITEM 2


                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

quarters of 1995.  The inventory turnover ratio was relatively unchanged at
2.79 compared to 2.77 at year end 1994.

      The Company's order backlog was $32.3 million at the end of the second quarter of 1995, an increase of 14.1% from the end of the prior year's second quarter and a decrease of 1.1% from year end 1994.

      Bookings for the first six months of 1995 increased by 13.2% over the same period last year. Bookings increased in all major markets and were particularly strong in the Company's European operation and Asian markets. Bookings for the second quarter increased by 10.4% over the second quarter of 1994, due in large part to increased bookings activity in the Asian markets.

      The Company believes its available capital resources, anticipated operating cash flows and borrowing facilities, as discussed above, are sufficient to obtain funds necessary to meet its current and future business requirements.

      Based on the current quotation activity and customer interest, the Company anticipates that order bookings will remain relatively strong for the second half of the year, particularly in Europe and the Far East. If the bookings strength continues the Company should post improved bookings, shipments and earnings for 1995.

                              INSTRON CORPORATION                      FORM 10-Q
                                  July 1, 1995                         PART I
                                                                   ITEM 2


                          Part II - Other Information


Item 1.  Legal Proceedings

         Neither the Registrant nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings.

Item 2.  Changes in the Rights of the Company's Security Holders

         None.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The information contained in Part II, Item 4 of the Registrant's Form 10-Q filed for the period ended April 1, 1995, is incorporated herein by reference.

Item 5.  Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         a.      Exhibits

                 Exhibit 11 - Computation of Primary and Fully Diluted
                                   Earnings per Share.

           b.    Reports on Form 8-K

                 None.

                         FORM 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INSTRON CORPORATION




Date:  August 11, 1995                  By/s/ James M. McConnell
                                        ------------------------------------
                                        James M. McConnell
                                        President and
                                        Chief Executive Officer





Date:  August 11, 1995                  By/s/ Linton A. Moulding
                                        ------------------------------------
                                        Linton A. Moulding
                                        Chief Financial Officer