Form 10-Q
period 1995-09-30
INSTRON CORP
filed 1995-11-15
CIK 50716

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                     Commission file number     1-5641


                               INSTRON CORPORATION
             (Exact name of registrant as specified in its Charter)

          MASSACHUSETTS                                04-2057203
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                  Identification No.)

           100 ROYALL STREET                               02021
         CANTON, MASSACHUSETTS                          (Zip Code)
(Address of Principal executive offices)


                                 (617) 828-2500
              (Registrant's telephone number, including area code)

_______________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


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


The number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1995:

                 COMMON STOCK, $1 PAR VALUE -- 6,339,373 SHARES

===============================================================================

                               INSTRON CORPORATION            FORM 10-Q
                        Consolidated Statement of Income      PART I
                                   (Unaudited)                ITEM 1
                        (In thousands, except share data)

                                                        For the three months ended
                                           ---------------------------------------------
                                            September 30, 1995          October 1, 1994
                                           ---------------------------------------------
Revenue:
    Sales                                       $   28,557                 $   26,996
    Service                                          5,372                      4,924
                                                ----------                 ----------
         Total revenue                              33,929                     31,920
                                                ----------                 ----------

Cost of revenue:
    Sales                                           15,382                     15,021
    Service                                          3,949                      3,807
                                                ----------                 ----------
         Total cost of revenue                      19,331                     18,828
                                                ----------                 ----------

         Gross Profit                               14,598                     13,092
                                                ----------                 ----------

Operating expenses:
    Selling and administrative                      10,813                      9,937
    Research and development                         2,135                      2,085
                                                ----------                 ----------

         Total operating expenses                   12,948                     12,022
                                                ----------                 ----------

         Income from operations                      1,650                      1,070
                                                ----------                 ----------


Other expenses:
    Interest                                           359                        224
    Foreign exchange losses                             19                          1
                                                ----------                 ----------

         Total other expenses                          378                        225
                                                ----------                 ----------

Income before income taxes                           1,272                        845

Provision for income taxes                             484                        296
                                                ----------                 ----------

Net income                                      $      788                 $      549
                                                ==========                 ==========


Net income per common share (Note 2)            $     0.12                 $     0.09
                                                ==========                 ==========


Average common and equivalent shares
  outstanding (Note 2)                           6,432,829                  6,339,194
                                                ==========                 ==========

Dividends declared per share of
  common stock                                  $     0.04                 $     0.03
                                                ==========                 ==========

          See accompanying Notes to Consolidated Financial Statements

                              INSTRON CORPORATION             FORM 10-Q
                        Consolidated Statement of Income      PART I
                                  (Unaudited)                 ITEM 1
                       (In thousands, except share data)

                                                     For the nine months ended
                                            --------------------------------------------
                                             September 30, 1995         October 1, 1994
                                            --------------------------------------------
Revenue:
    Sales                                        $   89,836                $   81,316
    Service                                          16,316                    14,765
                                                 ----------                ----------
         Total revenue                              106,152                    96,081
                                                 ----------                ----------

Cost of revenue:
    Sales                                            49,731                    43,152
    Service                                          11,650                    11,269
                                                 ----------                ----------
         Total cost of revenue                       61,381                    54,421
                                                 ----------                ----------

         Gross Profit                                44,771                    41,660
                                                 ----------                ----------

Operating expenses:
    Selling and administrative                       32,839                    31,377
    Research and development                          6,573                     6,098
                                                 ----------                ----------

         Total operating expenses                    39,412                    37,475
                                                 ----------                ----------

         Income from operations                       5,359                     4,185
                                                 ----------                ----------


Other expenses:
    Interest                                          1,057                       784
    Foreign exchange (gains) losses                     (37)                     (155)
                                                 -----------               -----------

         Total other expenses                         1,020                       629
                                                 ----------                ----------

Income before income taxes                            4,339                     3,556

Provision for income taxes                            1,649                     1,245
                                                 ----------                ----------

Net income                                       $    2,690                $    2,311
                                                 ==========                ==========


Net income per common share (Note 2)             $     0.42                $     0.37
                                                 ==========                ==========


Average common and equivalent shares
  outstanding (Note 2)                            6,419,179                 6,330,801
                                                 ==========                ==========

Dividends declared per share of
    common stock                                 $     0.11                $     0.09
                                                 ==========                ==========

          See accompanying Notes to Consolidated Financial Statements

                              INSTRON CORPORATION             FORM 10-Q
                           Consolidated Balance Sheet         PART I
                       (In thousands, except share data)      ITEM 1

                                                           September 30,        December 31,
                                                               1995                 1994
                                                           -------------        ------------
ASSETS                                                      (unaudited)
Current assets:
    Cash and cash equivalents                                $  2,754             $  1,877
    Accounts receivable (net of
      allowance for doubtful accounts of
      $947 in 1995 and $943 in 1994)                           40,793               41,401
    Inventories                                                27,230               21,859
    Deferred income taxes                                       2,974                2,949
    Prepaid expenses and other current assets                   2,067                1,625
                                                             --------             --------

         Total current assets                                  75,818               69,711

Property, plant and equipment, net                             22,956               22,266
Other assets                                                   11,135               10,317
                                                             --------             --------

         Total assets                                        $109,909             $102,294
                                                             ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                            $ 10,840             $  6,800
    Accounts payable                                            6,086                8,271
    Accrued liabilities                                        12,749               12,553
    Accrued employee compensation and benefits                  5,111                6,051
    Advance payments received on contracts                      1,055                2,187
                                                             --------             --------

         Total current liabilities                             35,841               35,862

Long-term debt                                                 15,223               11,018
Other long-term liabilities                                     4,158                3,488
                                                             --------             --------

         Total liabilities                                     55,222               50,368
                                                             --------             --------

Stockholders' equity:
    Preferred stock, $1 par value; 1,000,000
      shares authorized, none issued                                0                    0
    Common stock, $1 par value; 10,000,000 shares
      authorized, 6,412,325 shares issued in 1995
      and 6,363,059 in 1994.                                    6,412                6,363
    Additional paid in capital                                  2,521                2,113
    Retained earnings                                          50,387               48,393
    Cumulative translation adjustment                          (3,919)              (4,229)
                                                             --------             --------

                                                               55,401               52,640
    Less:  Treasury stock of 74,952 shares at cost                714                  714
                                                             --------             --------

         Total stockholders' equity                            54,687               51,926
                                                             --------             --------

         Total liabilities and stockholders' equity
                                                             $109,909             $102,294
                                                             ========             ========

          See accompanying Notes to Consolidated Financial Statements

                              INSTRON CORPORATION             FORM 10-Q
                      Consolidated Statement of Cash Flows    PART I
                                  (Unaudited)                 ITEM 1

(In thousands)                                                          For the nine months ended
                                                              -------------------------------------------
                                                               September 30, 1995        October 1, 1994
                                                              -------------------------------------------
Cash flows from operating activities:
    Net income                                                      $ 2,690                  $ 2,311
    Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                5,048                    4,216
         Provision for losses on accounts receivable                     80                       87
         Increase in deferred taxes                                      13                       69
         Changes in assets and liabilities, excluding
           the effects from purchase of business
             Decrease in accounts receivable                          1,048                    3,148
             Increase in inventories                                 (4,777)                  (1,360)
             Increase in prepaid expenses
               and other current assets                                (318)                    (200)
             Decrease in accounts
               payable and accrued expenses                          (4,749)                  (2,660)
             Increase in other long-term liabilities                    679                      131
             Other                                                      959                     (882)
                                                                    -------                  --------

         Net cash provided by operating activities                      673                    4,860
                                                                    -------                  -------

Cash flows from investing activities:
    Capital expenditures                                             (4,153)                  (3,222)
    Capitalized software costs                                         (725)                    (597)
    Purchase of business, net of cash acquired                       (2,660)                       0
    Other                                                               135                       57
                                                                    -------                  -------

         Net cash used by investing activities                       (7,403)                  (3,762)
                                                                    --------                 --------

Cash flows from financing activities:
    Net borrowings under revolving credit and
      term loan facility                                              4,181                    2,480
    Net short-term borrowings                                         4,012                   (1,015)
    Principal payments on notes payable                                 (10)                  (2,465)
    Cash dividends paid                                                (696)                    (566)
    Other                                                               196                        0
                                                                    -------                  -------

         Net cash provided (used) by financing activities             7,683                   (1,566)
                                                                    -------                  --------

Effect of exchange rate changes on cash                                 (76)                     124
                                                                    --------                 -------

Net increase (decrease) in cash and cash equivalents                    877                     (344)
                                                                    -------                  --------

Cash and cash equivalents at beginning of year                        1,877                    2,898
                                                                    -------                  -------

Cash and cash equivalents at end of period                          $ 2,754                  $ 2,554
                                                                    =======                  =======

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
         Interest                                                   $ 1,346                  $ 1,163
         Income taxes                                                 1,509                    1,880
Supplemental disclosures of non-cash investing
  and financing activities:
    Liabilities incurred or assumed in business
      acquisition                                                   $   345                  $     0

          See accompanying Notes to Consolidated Financial Statements

                              INSTRON CORPORATION               FORM 10-Q
                                                                PART I
               Notes to Consolidated Financial Statements       ITEM 1
                               September 30, 1995
                                  (unaudited)



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

     In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

2.   Net Income per Share

     Net income per share is based on the weighted average number of common shares and common share equivalents outstanding.

3.   Inventories

     (In thousands)                     September 30, 1995    December 31, 1994
                                        ------------------    -----------------
     Raw Materials                           $11,125              $ 9,913
     Work-in-process                           6,589                4,279
     Finished goods                            9,516                7,667
                                             -------              -------
                                             $27,230              $21,859
                                             =======              =======

     Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is principally used for inventories in the United States and the Asian branches. The Company uses the first- in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $10,521,000 and $8,913,000 at September 30, 1995 and December 31, 1994, respectively. The excess of current cost over stated LIFO value was $4,339,000 at September 30, 1995 and December 31, 1994.

                              INSTRON CORPORATION           FORM 10-Q
                               September 30, 1995           PART I
                                                            ITEM 2
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations

Quarter ended September 30, 1995 vs. Quarter ended October 1, 1994

     Revenues for the third quarter of 1995 increased by 6.3% over the comparable period in the prior year. Revenues increased in most of the Company's major markets and were particularly strong in the Company's European operation and Asian markets. Foreign revenues accounted for approximately 63% of consolidated revenues compared to 60% in 1994.

     Gross margin as a percentage of revenue increased to 43.0% for the third quarter of 1995 compared to 41.0% for the third quarter of 1994. This margin increase was due to a favorable mix of higher margin products, particularly for the electromechanical product-line and improvements in service profitability. The Company expects the gross margin to decrease in the fourth quarter of 1995 to levels consistent with the results for the nine months ended September 30, 1995, as discussed below.

        Selling and administrative expenses increased by 8.8% compared to the previous year's third quarter. This increase results primarily from investments made to improve the Company's order administration and customer service operations, computer systems enhancements and the addition of certain product marketing personnel. As a percentage of revenue, selling and administrative expenses were 31.9% compared to 31.1% in 1994. Research and development expenses increased by 2.4% (6.9%, if adjusted for amounts capitalized as software development) for the third quarter of 1995 compared with the prior year's third quarter. As a percentage of revenue, research and development expenditures (including amounts capitalized) were 6.9% in 1995 and 1994. The Company capitalized $222,000 of software development costs during the third quarter of 1995 compared with $120,000 in the third quarter of 1994 due to increased investments in software development for products that have reached technological feasibility.

     Other expenses in the third quarter of 1995 increased by 68.0% over the prior year's third quarter, due primarily to higher interest expense resulting from an increase in average borrowings and higher interest rates.

     The consolidated effective tax rate was 38% for the third quarter compared to 35% in the third quarter of 1994. The increase in the effective tax rate is primarily due to higher foreign taxes.

                              INSTRON CORPORATION           FORM 10-Q
                               September 30, 1995           PART I
                                                            ITEM 2
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     Net income of $788,000 for the third quarter of 1995 increased by 43.5% compared to the third quarter of 1994. Earnings per share for the three months ended September 30, 1995 was 12 cents compared to 9 cent per share for the comparable prior year period.


Nine Months ended September 30, 1995 vs. Nine Months ended October 1, 1994

     Revenue for the nine months ended September 30, 1995 increased by 10.5% over the comparable 1994 period. Revenues increased in all of the Company's major markets and across all major product-lines. Revenues for North America included several large structural testing systems and custom material testing systems. Foreign revenues accounted for approximately 60% of the consolidated revenues in both 1995 and 1994.

     Gross margin as a percentage of net revenue decreased to 42.2% compared to 43.4% for the same period ended October 1, 1994. The lower gross margin is due to a mix of lower margin products partially offset by improved service profitability. Gross margins on several key custom orders for structural and material testing systems shipped in the first half of the year were lower than the Company's traditional system business and had the effect of reducing margins in the first nine months of 1995.

     Selling and administrative expenses for the first nine months of 1995 increased by 4.7% compared to the same period in 1994. As a percentage of revenue, selling and administrative expenses were 30.9% for the nine months ended September 30, 1995 compared to 32.7% for the comparable period last year. Research and development expenses increased by 7.8% (9.0%, if adjusted for amounts capitalized as software development) for the first nine months of 1995 compared with the same period in 1994. As a percentage of revenue, research and development expenditures (including amounts capitalized) were 6.9% in 1995 and 7.0% in 1994. During the first nine months of 1995, the Company capitalized $725,000 of software development costs compared with $597,000 for the same period in 1994 due to increased investments in software development for products that have reached technological feasibility.

                              INSTRON CORPORATION           FORM 10-Q
                               September 30, 1995           PART I
                                                            ITEM 2
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Other expenses for the first nine months of 1995 increased by 62.2% over the comparable period in 1994, due to higher interest expense resulting from an increase in average borrowings and higher interest rates and to lower foreign exchange gains.

     The consolidated effective tax rate was 38% for the nine months ended September 30, 1995 compared with 35% for the same period in 1994. The increase in the effective tax rate is primarily due to higher foreign taxes.

     Net income of $2,690,000 for the first nine months of 1995 increased by 16.4% compared to the first nine months of 1994. Earnings per share for the nine months ended September 30, 1995 was 42 cents compared to 37 cents per share for the same period in 1994.


Financial Condition

     In the first nine months of 1995, the Company generated net cash flows from operations of $0.7 million and increased net bank borrowings by $8.2 million. Operating cash flows and bank borrowings were primarily used to fund capital expenditures of $4.2 million, acquire certain assets of Shore Instrument valued at $2.7 million and fund working capital requirements. The ratio of debt to debt plus equity was 32.3% at September 30, 1995 compared to 25.5% at year end 1994. At September 30, 1995, the Company had $9.8 million of available credit under its $25 million multicurrency revolving credit and term loan facility. In addition, the Company's subsidiaries have other overdraft and borrowing facilities allowing advances up to approximately $25 million of which $14.2 million were unused at September 30, 1995.

     Inventories increased by $4.8 million from year end 1994, primarily to support increased shipment volumes anticipated for the fourth quarter of 1995. As a result of this inventory build, the inventory turnover ratio decreased to
2.71 from 2.77 at year end 1994.

     The Company's order backlog was $36.2 million at the end of the third quarter of 1995, an increase of 19.5% from the end of the prior year's third quarter and an increase of 10.6% from year end 1994.

     Bookings for the third quarter of 1995 increased by 16.6% over the third quarter of 1994 and for the first nine months of 1995 increased by 14.4% over the same period last year. Bookings increased in all of the Company's major markets and were particularly strong in the Company's European operation and Asian markets.

     The Company believes its available capital resources, anticipated operating cash flows and borrowing facilities, as discussed above, are sufficient to obtain funds necessary to meet its current and future business requirements.

     Based on the current bookings activity, particularly in Europe and the Far East, and the record level of backlog entering the fourth quarter, the Company should post improved bookings, shipments and earnings for the 1995 fiscal year.

                              INSTRON CORPORATION             FORM 10-Q
                               September 30, 1995             PART I
                                                              ITEM 2


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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6   Exhibits and Reports on Form 8-K

      a. Exhibits

         Exhibit 10 - Executive Severance Agreement, dated August 8, 1995 between the Company and a key employee.

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


                                            INSTRON CORPORATION


         Date:  November 10, 1995           By /s/ James M. McConnell
                                            -----------------------------------

                                            James M. McConnell
                                            President and
                                            Chief Executive Officer


         Date:  November 10, 1995           By /s/ Linton A. Moulding
                                            -----------------------------------

                                            Linton A. Moulding
                                            Chief Financial Officer