Form 10-K405
period 1995-12-31
INSTRON CORP
filed 1996-04-01
CIK 50716

- --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
/ X /
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/   /       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

COMMON STOCK, $1 PAR VALUE                      AMERICAN STOCK EXCHANGE
   TITAL OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

     The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of March 15, 1996 was $72,749,936.

The number of shares outstanding of each of the issuer's classes of common stock as of March 15, 1996 was 6,364,947.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III.

- --------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS

THE COMPANY

     Instron Corporation ("Instron" or the "Company") designs, develops, manufactures, markets, and services materials testing systems, software, and accessories for evaluating the mechanical properties of materials, components and structures. The Company's products are used principally in research and development, and quality control applications to test the strength, elasticity, hardness and other properties of various materials including metals, plastics, textiles, composites, ceramics and rubber.

     Instron offers a comprehensive range of microprocessor and computer based materials testing systems. In the worldwide market for these systems, Instron is a leading producer of static (electromechanical), dynamic (servohydraulic) and hardness testing systems.

     Instron's products typically are assembled from a number of company-designed standard hardware and software modules and accessories, selected and configured for the customer's specific application. Additional hardware, software and accessories may be added to the system at a later date. The systems have the ability to interface with microcomputers and personal computers which enhance control of the testing process, data collection and analysis.

     The Company has sales and service offices in 12 United States cities and 16 foreign countries. Approximately 60% of the Company's revenues are derived from sales outside the United States. Principal manufacturing facilities are located in the United States and the United Kingdom.

PRINCIPAL MARKET

     The Company's principal market is comprised of industry, educational institutions and governments who need to understand the characterization and properties of materials as they perform research and development, and quality control applications.

     Most major industries use some form of materials testing for research and development and/or quality control. Industrial research focuses upon the development of new materials, substitute materials, or new uses of existing materials, to reduce manufacturing or operating costs and to improve product quality and durability. Industrial quality control applications involve the testing of finished products as well as materials purchased for the manufacturing process.

     Educational institutions use Instron products in basic research as well as for instruction in materials science. The Company places particular emphasis on educational institutions because scientists and engineers trained on Instron equipment may influence additional sales of the Company's products later in their careers.

     Government and government agency use principally involves the testing of products to support defense and space programs, to ascertain compliance with safety and other legal requirements and to conduct research on new materials and emerging technologies.

PRINCIPAL PRODUCTS

     Instron offers a comprehensive range of general purpose materials testing systems, application software, and accessories within two principal product lines; static systems and dynamic systems. Static and dynamic systems use different drive systems to push, pull or twist the material being tested. Static systems typically elongate or compress the material sample at selected speeds or rates of strain. Dynamic systems allow repeated deformation of the sample to simulate in-use conditions of the product over an extended period of time. The type of test determines which product line is appropriate to the needs of a customer.

     STATIC: Static (electromechanical) systems and related accessories accounted for approximately 69%, 71%, and 68% of the Company's revenue in 1995, 1994 and 1993, respectively. These systems consist of a frame, a moving crosshead, a load cell, grips, and electronic modules to control the test and analyze the test data. Static systems typically elongate or compress the material being tested at a user selected, constant speed which ranges from fractional microns per minute to one meter per minute. These systems continuously measure the precise force being applied and the resulting deformation of the material at various time intervals. They also analyze the results of the test, and either print, graph or electronically display them.

     Instron's static product offerings include hardness testing machines, the cost effective Series 4400 product line, and the high-performance Series 5500 product line. The Series 5500 systems are usually used for research and development and are equipped with software and many accessories. Quality Control applications usually require fewer accessories and less breadth of application capability. The prices of electromechanical systems generally range from $15,000 to $150,000, and prices of hardness testing machines range from $2,000 to $20,000.

     DYNAMIC: Dynamic (servohydraulic) systems and related accessories accounted for approximately 31%, 29% and 32% of the Company's sales in 1995, 1994 and 1993, respectively. These systems utilize a servo-controlled hydraulic actuator, a load cell, grips, and electronic modules to control the test and analyze the test data. Many of the elements have the same function, and in some cases are the same actual elements, as those of static test machines. The major distinction between a dynamic system and a static system is the means used to apply force to the test specimen. The former uses a servo-controlled, hydraulic actuator and the latter a screw-driven, moving crosshead. Many tests can be carried out equally well with either a static or dynamic test machine. However, if the test requires extremely rapid rates of loading, or if it is a test of endurance in which the material is subjected to rapidly fluctuating loads, then the dynamic (servohydraulic) test machine is appropriate.

     Software, computer control and data analysis are features routinely added to basic dynamic systems. The computer is often used to command actuator motion to simulate real-life loading conditions. It is also used to record, analyze and display parameters of performance and endurance for test material or test components. Machines can be configured not only to elongate or compress the material being tested, but to simultaneously twist it or subject it to other forms of complex loading.

     The dynamic product line includes structural testing systems which are used to test products and assemblies. They typically consist of several actuators which push and pull the product at different points, and sensors which collect data and transmit it to a central measuring device. Utilizing the Company's engineering expertise, dynamic systems are often customized to fit the need of a customer's particular test application.

     Instron's dynamic product offerings vary with the force capacity of the machines, the complexity of the actuator system, the sophistication of the control electronics, and the computer system and software. The prices of servohydraulic systems generally range from $40,000 to $400,000 with very complex structures systems ranging as high as several million dollars.

SERVICE

     In recent years, the Company has invested in new service offerings, including calibration, extended warranties, software support, upgrade contracts and telephone support. The service business accounted for approximately 15%, 15%, and 14% of the Company's total revenue in 1995, 1994, and 1993, respectively. The service revenue is included in the percentage amounts for static and dynamic systems set forth above.

OTHER PRODUCTS AND ACCESSORIES

     The Company develops and sells Laboratory Information Management Systems
(LIMS) for PC-based networks, through its U.S. subsidiary, Laboratory MicroSystems, Inc. The LIMS software manages the flow of information in a laboratory so that resources can be optimally employed in achieving the laboratory's primary goals of high quality analysis and fast turnaround.

     The Company has license agreements with third parties for the exclusive sale of certain products, including software, in the material testing industry.

     Accessories can be included with the initial purchase or subsequently purchased in order to expand the capability of the original machine. Typical accessories include application software, grips, fixtures, optical/video extensometers which measure precisely the deformation of material being tested without actually contacting it and robotic devices which automatically feed test specimens to the systems. The Company also manufactures and sells environmental control accessories. Other products and accessories for static and dynamic equipment purchased separately from the original sale of equipment are included in the percentage amounts for static and dynamic systems set forth above.

NEW PRODUCTS

     During 1995, Instron expanded the Series 4400 and Series 5500 electromechanical product lines. These new machines have been redesigned using the latest electronics technology and sharing common parts, making them easier and less costly to build and to service. The new machines are easier to operate, with easy to understand control panels and software interfaces, and ergonomic design features that minimize operator fatigue, reduce errors and increase productivity. Servohydraulic dynamic test software was enhanced with new Fast Track and Wavemaker for Windows products. The Fast Track software includes LabView drivers that make it possible for users to write their own applications and Wavemaker allows greater flexibility for sophisticated fatigue test requirements.

RESEARCH AND DEVELOPMENT

     The Company maintains research and development staffs at their U.S. and U.K. manufacturing facilities, as well as the Wolpert operation in Germany. These development staffs often work directly with industrial and government researchers and the materials science departments of universities to create leading edge solutions to materials testing applications.

     Instron is a pioneer in the development and application of electronic measurement and drive systems techniques in materials testing systems. The Company has continuously designed, developed, and marketed state-of-the-art testing systems, software, and accessories, including digitally controlled static and dynamic systems, low-cost static systems for the quality control market, software, and microprocessor-based system controllers to be used in conjunction with its entire product line.

     In 1995, the Company expensed $8,782,000 on research and development activities, compared with $8,062,000 in 1994, and $7,248,000 in 1993. In addition, the Company has capitalized certain software development costs of $1,315,000, $792,000, and $1,882,000 during 1995, 1994 and 1993, respectively.
Had these costs been included as expenses during such periods, research and development expenses would have increased by 14% in 1995, decreased by 3% in 1994 and increased by 4% in 1993, respectively. The Company, in recent years, has focused its research and development expenditures on revitalizing the electromechanical and servohydraulic product lines, developing new hardness testing machines, developing new software and enhancements, and redesigning products to reduce manufacturing costs. These new products and enhancements do not, in the Company's opinion, present a significant risk that on-hand inventory, which supports existing models, will be made obsolete because of the interchangability of parts and the lead time available before the introduction of new products. In addition, the Company allocated funds, in 1995, for development projects that show potential for new applications and market opportunities utilizing the Company's core technological competencies. Two projects were identified as having product potential for 1996; applications in asphalt testing and a motion base system to be used in the new market of motion-based simulation games for the entertainment and training industries.

COMPETITIVE CONDITIONS

     The Company competes with a number of other manufacturers, some of whom have greater financial, technical and marketing resources than the Company. The intensity of the competition varies by product line and by geographic area. Competition in the United States is greatest in the dynamic line where the Company has one major domestic competitor, MTS Systems Corporation. Competition in foreign markets is greatest in Germany and Japan, where there are major local manufacturers. The principal competitive factors are engineering excellence, the quality and technical capability of the equipment, responsiveness to customer needs, quality of service, and price performance.

BACKLOG

     At December 31, 1995, the Company's backlog of orders was approximately $36,136,000 compared with $32,687,000 at December 31, 1994. The Company anticipates that essentially the entire backlog at December 31, 1995 will be shipped during 1996.

RAW MATERIALS

     The Company orders most of its purchased component parts from vendors who either manufacture them or supply them as off-the-shelf items. While the Company is dependent upon a limited number of suppliers for certain components, it has not experienced significant problems in procurement or delivery of any essential materials, parts or components. Substantially all purchasing is accomplished on a competitive basis while maintaining a level of inventory sufficient to provide support of customer servicing requirements and meet scheduled delivery dates.

PATENTS AND TRADEMARKS

     The Company has several patents in the United States and in foreign countries. The Company relies basically on engineering and technological capability rather than on these patents to maintain its position in the industry. The trademark "Rockwell" and "Instron" and the device mark are registered trademarks of the Company. Under current law, these trademarks may be renewed indefinitely as long as they are maintained in use.

ENVIRONMENTAL CONSIDERATIONS

     Compliance with federal, state and local provisions relating to protection of the environment has not had, and is not expected to have, any material adverse effects upon the production, capital expenditures, earnings, and competitive position of the Company and its subsidiaries.

NUMBER OF EMPLOYEES

     At December 31, 1995, the Company employed 1,145 people worldwide.

SEASONALITY

     Historically, the Company's sales are highest in the fourth quarter of each year due to the ordering pattern of its customers, which favors fourth quarter deliveries before budget authorizations expire. This is particularly true overseas where the order mix usually consists of larger systems than domestic orders. Sales in the first quarter are usually low as it takes time to rebuild in-process inventory levels after the heavy fourth quarter delivery requirements have been satisfied. Also, third quarter sales are generally low due to vacation patterns of both Company production workers and customer technical personnel needed for acceptance testing. The seasonal factors affecting sales are usually reflected in quarterly net income.

FOREIGN OPERATIONS

     Foreign operations represent a significant portion of the Company's business. The Company's branches and subsidiaries outside of the United States accounted for 60% of the Company's total revenue in 1995, 60% in 1994 and 59% in 1993. The Company believes that the business and political risk of operating in its current foreign markets is not, in the aggregate, materially greater than the risk undertaken by the Company in the United States. The Company's principal foreign assets are located in the United Kingdom.

     Foreign exchange fluctuations can have a significant impact on the Company's consolidated net assets and results of operations as reported in U.S. dollars. However, the Company believes that these fluctuations generally have not had, and it does not expect them to have, a significant economic effect on the Company's business since foreign operations are generally financed, and revenues and expenses are, for the most part, paid in local currencies, except for intercompany purchases which are closely monitored. Financial information concerning domestic and foreign operations appears in Notes 1 and 2 in the "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations ", included as part of this report.

ITEM 2. PROPERTIES

     The Company's corporate headquarters and principal United States manufacturing facility is located on 66 acres of Company-owned land at the junction of Routes 128 and 138 in Canton, Massachusetts, approximately 15 miles from Boston. This facility provides 140,500 square feet of office and manufacturing space.

     The Company's principal foreign facility provides 120,000 square feet of office and manufacturing space located on seven acres of Company-owned land in High Wycombe, England, approximately 30 miles west of London.

     The Company has 32 sales offices and demonstration centers which are located throughout the United States and in 16 foreign countries. The Company believes that all properties are adequate and suitable for its present needs.

ITEM 3. LEGAL PROCEEDINGS

     The registrant and its subsidiaries are not involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the executive officers of the Company are listed below along with their business experience during the past five years.

Name, Age                                  Business Experience
and Position                               During Past 5 Years
- ------------                               -------------------

James M. McConnell, 55              Mr. McConnell joined Instron Corporation
President and Chief                 in April of 1990 as President and Chief
 Executive Officer                  Executive Officer.  From 1987 to 1990, Mr.
                                    McConnell was President and Chief
                                    Executive Officer of Automatic Switch
                                    Company, and from 1986 to 1987, he was
                                    President of Rosemont, Inc. (both are
                                    wholly-owned subsidiaries of Emerson
                                    Electric Co.).

Joseph E. Amaral, 48                Mr. Amaral joined Instron Corporation
Vice President, General Manager     in 1978.  Since 1985, Mr. Amaral has held
 of North America Operations        positions as Corporate Technical Staff
                                    Engineer, Corporate Technology Manager,
                                    Corporate Product Planning Manager, and
                                    Vice President, Corporate Technical
                                    Director. In March of 1995, he was elected
                                    Vice President, General Manager of North
                                    America Operations.

Kenneth L. Andersen, 54             Mr. Andersen joined Instron Corporation
Vice President, Sales               in June of 1983.  Since 1983, Mr. Andersen
 North America                      has held positions as Director of Software
                                    Business Group, Director of Structures
                                    Business Group, and Corporate Marketing
                                    Director.  In February of 1993, he was
                                    elected Vice President of Sales, North
                                    America.

John R. Barrett, 41                 Mr. Barrett joined Instron Corporation in
Treasurer                           1988 as Assistant Treasurer.  From 1979 to
                                    1988, Mr. Barrett has held various financial
                                    management positions with Computervision
                                    Corporation.  In February of 1993, he was
                                    elected Treasurer of the Corporation.

Jonathan L. Burr, 48                Mr. Burr joined Instron Corporation in 1979.  He
Vice President, Corporate           has held positions as Personnel Administrator,
 Director of Human Resources        Director of Personnel, and Corporate Director
                                    of Human Resources.  In February of 1993,
                                    he was elected Vice President, Corporate
                                    Director of Human Resources.  Mr. Burr is the
                                    son of George S. Burr, Vice Chairman of the
                                    Board of Directors.

Yahya Gharagozlou, 40               Mr. Gharagozlou joined Instron Corporation
Vice President, Corporate           in 1981.  He has held positions as Application
 Technical Director                 Engineer, Assistant Product Manager, Corporate
                                    Product Manager for Software, Marketing
                                    Manager, Product Planning Manager and
                                    Director of Engineering.  In February of
                                    1996, he was elected Vice President,
                                    Corporate Technical Director.

EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Name, Age                                  Business Experience
and Position                               During Past 5 Years
- ------------                               -------------------

Arthur D. Hindman, 52               Mr. Hindman joined Instron Corporation
Vice President and General          in 1979.  Since 1979, Mr. Hindman has held
 Manager, Asia Pacific/             positions as Manager, Marketing Administration;
 Latin America                      International Sales Manager, and General
                                    Manager, Asia/Latin America.  In February of
                                    1993, he was elected Vice President and General
                                    Manager, Asia Pacific/Latin America.  Mr.
                                    Hindman is the son of Harold Hindman, Chairman
                                    of the Board of Directors.

Ian M. MacGregor, 58                Mr. MacGregor joined Instron Limited in 1970 as
Vice President and Managing         a Sales Engineer and was promoted to Marketing
 Director of Instron Limited        Director in 1977.  He assumed the position of
                                    Managing Director of Instron Limited in
                                    October of 1982 and was elected Vice
                                    President of the Corporation in January
                                    of 1983.

Linton A. Moulding, 42              Mr. Moulding joined Instron Corporation in 1985.
Chief Financial Officer             He has held positions as Corporate Controller,
                                    Director of U.S. Operations, Corporate Vice
                                    President of Manufacturing, and Vice
                                    President of Finance and Treasurer. In
                                    February of 1993, he was elected Chief
                                    Financial Officer of the Corporation.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the American Stock Exchange under the symbol ISN. The table below sets forth the high and low sales prices of the Common Stock and the dividends declared during the two most recent fiscal years.

                               1995                          1994
                    -----------------------------   ----------------------------
                        Market Price      Cash         Market Price      Cash
                    ------------------- Dividends   ------------------ Dividends
                     High       Low     Declared       High      Low   Declared
- --------------------------------------------------------------------------------

First quarter       $13.625   $11.125   $.07         $12.000   $ 9.500  $.03
Second quarter       13.000    11.250    .00          11.500     9.500   .03
Third quarter        13.625    11.375    .04          13.125     9.500   .03
Fourth quarter       14.500    11.625    .04          12.875    10.500   .03
                                        ----                            ----
     Total year                         $.15                            $.12
                                        ====                            ====


The number of holders of record of the Company's Common Stock at December 31, 1995 was 542. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share data    1995      1994       1993(1)   1992      1991(2)
- ---------------------------------------------------------------------------------------
OPERATING RESULTS
- -----------------
Bookings of new orders               $155,092  $138,947   $124,998  $112,369  $121,577
Total revenue                         150,571   136,192    122,827   116,268   126,354
Income from operations                  8,921     8,082      5,034     6,123     9,645
Income before taxes                     7,684     6,979      3,883     5,659     7,865
Provision for income taxes              2,689     2,442      1,398     1,954     2,914
Net Income                              4,995     4,537      2,485     3,705     4,951
Backlog                                36,136    32,687     29,063    22,988    28,872
Research & development                  8,782     8,062      7,248     8,097     7,872

FINANCIAL POSITION
- ------------------
Working capital                      $ 38,259  $ 33,849   $ 31,070  $ 28,058  $ 29,342
Total assets                          113,334   102,294     99,153    79,165    93,563
Total debt                             19,875    17,818     21,718     7,646    13,064
Stockholders' equity                   56,102    51,926     46,897    45,847    47,635
Capital expenditures                    4,510     4,286      4,323     3,478     3,993

PER SHARE OF COMMON STOCK
- -------------------------
Net income                           $    .78  $    .72   $    .39  $    .59  $    .78
Dividends declared                        .15       .12        .12       .12       .12
Book value                               8.85      8.26       7.46      7.29      7.60

PERFORMANCE MEASUREMENT
- -----------------------
Pre-tax income as a % of
 total revenue                            5.1%      5.1%       3.2%      4.9%      6.2%

Net income as a % of
 total revenue                            3.3       3.3        2.0       3.2       3.9

Return on average
 stockholders' equity                     9.2       9.2        5.4       7.9      10.8

Revenue growth                           10.6      10.9        5.6      (8.0)      4.2

Total debt as a % of debt
 plus equity                             26.2      25.5       31.7      14.3      21.5

Working capital ratio                   1.9:1     1.9:1      1.8:1     2.1:1     1.8:1

(1) Effective January 1, 1993, the Company acquired certain assets of Wilson Instruments, Inc. (Wilson). The operating results of Wilson are included in the Company's Consolidated results of operations from the date of acquisition. In the third quarter of fiscal 1993, the Company acquired Amsler Otto Wolpert-Werke GmbH (Wolpert). The Company's results include the results of operations of Wolpert since August 24, 1993, the date of the acquisition.

(2) During 1993, the Company adopted Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS109) and elected to apply the provisions of FAS109 retroactively to January 1, 1991. The cumulative effect of adopting FAS109 was a reduction in net income of $240,000 or $.04 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Instron reported net income of $5.0 million, or 78 cents per share, for the year ended December 31, 1995, an increase of 10% over 1994. The improvement in net income was principally due to the growth of 1995 revenues.

     Total revenue of $150,571,000 in fiscal 1995 increased by 11% from total revenue of $136,192,000 in fiscal 1994. This revenue growth was attributable to increases in structural and custom material testing systems, hardness testing equipment, which included the operations of Shore Instruments acquired January 5, 1995, and higher revenues of the Company's service business. Total revenue in fiscal 1994 increased by 11% over fiscal 1993 on the strength of the Company's new electromechanical line of products, increased service business and a full year of revenue from the Wolpert operation, which was acquired in August of 1993. Total foreign revenue accounted for approximately 60% of total 1995 revenue, compared with 60% in 1994 and 59% in 1993.

     Total bookings of new orders increased by 12% to $155,092,000 in fiscal 1995 due to significant growth in the Asia/Latin America market, including Japan, and increases in the Company's European operation. In 1994, total bookings increased by 11% due principally to strong North America bookings and the inclusion of the Wolpert operation.

     The Company's backlog was $36,136,000 at December 31, 1995, an increase of 11% from the 1994 year-end backlog. Strong fourth quarter bookings in the Company's European and Asian markets contributed to the higher backlog. Order backlog at December 31, 1994, increased by 12% over the 1993 year-end backlog due to strong Domestic and European bookings during the latter part of 1994.

     The 1995 gross profit margin decreased to 41.5% from 43.4% in 1994 and 43.6% in 1993. The decrease in gross margin was due to higher than expected costs at the LMS software division, a mix of lower margin products and competitive pricing pressures partially offset by improved service profitability. As anticipated, the Company shipped several large structural and material testing systems with lower gross margins than traditional systems business, which had the effect of reducing gross margin during 1995. In contrast, service margins improved to 29% in 1995 compared to 25% in 1994 and 19% in 1993. The Company's service business has realized efficiencies by fully integrating the Wilson and Wolpert service organizations and has leveraged the increase in service revenues into higher profit margins.

     Selling and administrative expense growth was held to 4% in fiscal year 1995 and 1994. Selling and administrative expenses continued to decline as a percentage of revenue to 29.7% in 1995 compared to 31.5% in 1994 and 33.6% in 1993. In 1995, the increase in selling and administrative expenses was primarily related to the inclusion of Shore's operations and costs associated with the implementation of new information systems. In 1994, the increase in selling and administrative expenses resulted from the inclusion of a full year of expenses of Wolpert and higher incentive compensation expenses.

     Research and development expenses increased by 9% in 1995, compared to an 11% increase in 1994. During the three years ended December 31, 1995, the Company has capitalized certain software development costs (see Note 1 of Notes to Consolidated Financial Statements). Had these costs been included as period expenses, research and development expenses would have increased by 14% in 1995, decreased by 3% in 1994 and increased by 4% in 1993. As a percentage of total revenue, research and development expenditures (including capitalized software costs) represented 6.7%, 6.5% and 7.4% in 1995, 1994 and 1993, respectively. The Company, in recent years, has focused its research and development expenditures on revitalizing the electromechanical and servohydraulic product lines, developing new hardness testing machines, developing new software and enhancements, and redesigning products to reduce manufacturing costs. These new products and enhancements do not, in the Company's opinion, present a significant risk that on-hand inventory, which supports existing models, will be made obsolete because of the interchangability of parts and the lead time available before the introduction of new products. In addition, the Company allocated funds, in 1995, for development projects that show potential for new applications and market opportunities utilizing the Company's core technological competencies. Two projects were identified as having product potential for 1996; applications in asphalt testing and a motion base system to be used in the new market of motion-based simulation games for the entertainment and training industries.

     Operating income increased from $8,082,000 in 1994 to $8,921,000 in 1995, representing 5.9% of total revenue in both years. Operating income was $5,034,000 or 4.1% of total revenue in 1993.

     Net interest expense increased by 34% in 1995 and by 35% in 1994. In both years, the increase was due to higher interest rates and higher average borrowings. The foreign exchange gains of $186,000 in 1995 were mainly attributable to the stronger Japanese yen versus the U.S. dollar and British pound and to the strengthening of certain European currencies against the British pound. In 1993, the foreign exchange losses of $367,000 were due to the weakening of certain European currencies versus the British pound. The effect of changes in foreign currency translation rates did not have a significant impact on the components of net income for each of the three years in the period ended December 31, 1995.

     Income before taxes was 5.1% of total revenue in 1995 and 1994, and 3.2% in 1993. The consolidated effective tax rate was 35.0% in 1995 compared to 35.0% in 1994 and 36.0% in 1993. A detailed reconciliation of the Company's effective tax rate and the United States statutory tax rate appears in Note 8 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

     The Company's primary source of funds in 1995 and 1994 was net cash generated by operations. The net cash generated by operations in 1995 consisted primarily of net income, as adjusted for the noncash effect of depreciation and amortization expense, and an increase in accounts payable and accrued expenses partially reduced by an increase in accounts receivable and inventories. The operating cash flows of $6.4 million and additional bank borrowings of $2.2 million were largely used to fund capital expenditures.

     Accounts receivable of $47.5 million at year-end 1995 increased 15% from $41.4 million at year-end 1994. This increase reflects the higher fourth quarter revenues in 1995 of which a significant amount of revenue was recognized in the last month of the quarter.

     Inventories rose $2.5 million or 11% over 1994 to $24.3 million at the end of 1995. The inventory turnover ratio increased to 2.90 from 2.77 at the end of 1994.

     The Company's principal investment activities during 1995 included capital expenditures of $4.5 million consisting mainly of machinery and equipment and building improvements; the purchase of Shore Instruments for $2.7 million and the development of software products of $1.3 million. The Company currently plans to make capital expenditures of approximately $6.0 million in fiscal 1996. In addition, the Company plans to continue to develop and enhance its software products and pursue its strategy of acquisitions.

        The Company's total debt outstanding at year-end 1995 was $19.9 million compared to $17.8 million at the end of 1994. The ratio of total debt to debt plus equity, at year-end 1995 increased to 26.2% from 25.5% in 1994.

        The Company maintains a multicurrency revolving credit and term loan facility that provides for borrowings of up to $25.0 million through April 1998. At December 31, 1995 and 1994, respectively, the Company had outstanding borrowings of $11.2 million and $11.0 million under this facility which were classified as long-term. The Company has additional overdraft and borrowing facilities for allowing advances of approximately $27.0 million of which $8.7 million and $6.8 million were outstanding and classified as short-term borrowings at December 31, 1995 and 1994, respectively. The Company believes its present capital resources and anticipated operating cash flows are sufficient to meet its current and future cash requirements to finance operations, capital expenditures and acquisitions.

     On March 8, 1995, the Board of Directors of Instron Corporation voted to increase the regular quarterly dividend from three cents per share to four cents per share. As a result, the total cash dividends declared were fifteen cents per share compared to twelve cents per share in 1994.

     As previously announced, the Company continues to explore the opportunities for disposing of its real estate assets in Canton, Massachusetts.

     In January of 1996, the Company signed a non-binding Letter of Intent with Carl Schenck AG of Darmstadt, Germany, to enter into negotiations concerning the formation of a joint venture in the area of structures testing and the acquisition by Instron of Schenck's materials testing business. No assurances can be made that an agreement will be reached.

     The Company's future success is dependent upon a number of factors including business conditions within the materials testing market, the ability of the Company to maintain acceptable price levels and its ability to continue to develop, manufacture, market and service the high quality products demanded by its customers.

                               INSTRON CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1995
                                     ITEM 8
          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                               INSTRON CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:                          PAGE
                                                                               ----

Report of Independent Accountants.....................................           19
Consolidated Statements of Income for the years ended
 December 31, 1995, 1994 and 1993.....................................           20
Consolidated Balance Sheets as of December 31, 1995 and 1994..........           21
Consolidated Statements of Cash Flows for the years ended December 31,
 1995, 1994 and 1993..................................................           22
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1995, 1994 and 1993.....................................           23
Notes to Consolidated Financial Statements............................        24-30
Supplementary Financial Information
 (Quarterly Financial Information/1995 and 1994 - (Unaudited).........           31

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF INSTRON CORPORATION:

     We have audited the accompanying consolidated balance sheets of Instron Corporation as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Instron Corporation as of December 31, 1995 and 1994, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                        /s/ COOPERS & LYBRAND L.L.P.
                                        ----------------------------
                                        COOPERS & LYBRAND L.L.P.
                                        Boston, Massachusetts
                                        February 22, 1996

                        CONSOLIDATED STATEMENT OF INCOME

In thousands, except per share data
(Years Ended December 31)                           1995           1994            1993
- ----------------------------------------------------------------------------------------
Revenue:
  Sales                                          $128,018       $115,737        $105,837
  Service                                          22,553         20,455          16,990
                                                 --------       --------        --------
    Total revenue                                 150,571        136,192         122,827
                                                 --------       --------        --------
Cost of revenue:
  Sales                                            72,155         61,854          55,398
  Service                                          15,971         15,253          13,820
                                                 --------       --------        --------
    Total cost of revenue                          88,126         77,107          69,218
                                                 --------       --------        --------
    Gross profit                                   62,445         59,085          53,609
                                                 --------       --------        --------

Operating expenses:
  Selling and administrative                       44,742         42,941          41,327
  Research and development                          8,782          8,062           7,248
                                                 --------       --------        --------
    Total operating expenses                       53,524         51,003          48,575
                                                 --------       --------        --------
    Income from operations                          8,921          8,082           5,034
                                                 --------       --------        --------

Other (income) expense:
  Interest expense                                  1,490          1,300           1,102
  Interest income                                     (67)          (239)           (318)
  Foreign exchange (gains) losses                    (186)            42             367
                                                 --------       --------        --------
    Total other expenses                            1,237          1,103           1,151
                                                 --------       --------        --------

Income before income taxes                          7,684          6,979           3,883
Provision for income taxes                          2,689          2,442           1,398
                                                 --------       --------        --------
Net income                                       $  4,995       $  4,537        $  2,485
                                                 ========       ========        ========
Net income per common share                      $    .78       $    .72        $    .39
                                                 ========       ========        ========


        See accompanying notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET

In thousands, except share data (December 31)                            1995            1994
- ----------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                          $  1,644        $  1,877
  Accounts receivable, net of allowance for doubtful
   accounts of $1,040 in 1995 and $943 in 1994                         47,504          41,401
  Inventories                                                          24,337          21,859
  Deferred income taxes                                                 3,544           2,949
  Prepaid expenses and other current assets                             2,835           1,625
                                                                     --------        --------
    Total current assets                                               79,864          69,711

Property, plant and equipment, net                                     21,809          22,266
Deferred income taxes                                                   1,476             398
Other assets                                                           10,185           9,919
                                                                     --------        --------
    Total assets                                                     $113,334        $102,294
                                                                     ========        ========

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term borrowings                                              $  8,650        $  6,800
  Accounts payable                                                      9,746           8,271
  Accrued liabilities                                                  12,704          12,553
  Accrued employee compensation and benefits                            6,135           6,051
  Accrued income taxes                                                  2,496               0
  Advance payments received on contracts                                1,874           2,187
                                                                     --------        --------
    Total current liabilities                                          41,605          35,862

Long-term debt                                                         11,225          11,018
Other long-term liabilities                                             4,402           3,488
                                                                     --------        --------
    Total liabilities                                                  57,232          50,368
                                                                     --------        --------

Stockholders' equity:
  Preferred stock, $1 par value; 1,000,000 shares authorized;
   none issued
  Common stock, $1 par value; 10,000,000 shares authorized;
   6,415,321 and 6,363,059 shares issued, respectively                  6,415           6,363
  Additional paid in capital                                            2,538           2,113
  Retained earnings                                                    52,439          48,393
  Cumulative translation adjustment                                    (4,576)         (4,229)
                                                                     --------        --------
                                                                       56,816          52,640
  Less:  Treasury stock of 74,952 shares, at cost                         714             714
                                                                     --------        --------
    Total stockholders' equity                                         56,102          51,926
                                                                     --------        --------
    Total liabilities and stockholders' equity                       $113,334        $102,294
                                                                     ========        ========


          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

In thousands (Years Ended December 31)                    1995            1994          1993
- ---------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                              $ 4,995        $ 4,537       $ 2,485
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                          6,784          5,815         4,416
   Provision for losses on accounts receivable              163            156            92
   Increase (decrease) in deferred income taxes          (1,635)          (161)           11
   Changes in assets and liabilities, excluding
    the effects from purchase of businesses:
    (Increase) in accounts receivable                    (6,282)          (896)       (2,822)
    (Increase) decrease in inventories                   (2,210)           121            70
    (Increase) decrease in prepaid expenses and
     other current assets                                  (976)            (8)          527
    Increase (decrease) in accounts payable and
     accrued expenses                                     3,920            411        (3,595)
    Increase (decrease) in other long-term
     liabilities                                            995            (76)         (732)
    Other                                                   607           (756)         (926)
                                                        -------        -------       -------
     Net cash provided (used) by operating
     activities                                           6,361          9,143          (474)
                                                        -------        -------       -------

Cash Flows From Investing Activities
Capital expenditures                                     (4,510)        (4,286)       (4,323)
Purchase of businesses, net of cash acquired             (2,660)             0        (3,662)
Capitalized software costs                               (1,315)          (792)       (1,882)
Proceeds from the sale of property, plant &
 equipment                                                  219             80            57
Other                                                       (59)           (31)           91
                                                        -------        -------       -------
     Net cash used by investing activities               (8,325)        (5,029)       (9,719)
                                                        -------        -------       -------

Cash Flows From Financing Activities
Net borrowings under revolving credit and term
 loan facility                                              208         (1,171)        7,747
Net short-term borrowings                                 2,007           (828)        3,792
Proceeds from notes payable                                   0              0         2,333
Principal payments on notes payable                         (18)        (2,524)       (2,157)
Cash dividends paid                                        (884)          (755)         (754)
Other                                                       477              0             6
                                                        -------        -------       -------
     Net cash provided (used) by financing
      activities                                          1,790         (5,278)       10,967
                                                        -------        -------       -------
Effect of exchange rate changes on cash                     (59)           143            30
                                                        -------        -------       -------

Net increase (decrease) in cash and cash
 equivalents                                               (233)        (1,021)          804
Cash and cash equivalents at beginning of year            1,877          2,898         2,094
                                                        -------        -------       -------
Cash and cash equivalents at end of year                $ 1,644        $ 1,877       $ 2,898
                                                        =======        =======       =======
Supplemental Disclosures Of Cash Flow Information
Cash paid during the year for:
   Interest                                             $ 1,614        $ 1,404       $ 1,191
   Income taxes                                           2,063          3,039         1,164

Supplemental Disclosures Of Noncash Investing
 And Financing Activities:
Fair value of assets acquired                           $ 3,005        $     0       $15,376
Cash paid                                                 2,660              0         3,974
                                                        -------        -------       -------
Liabilities incurred or assumed in
 business acquisitions                                  $   345        $     0       $11,402
                                                        =======        =======       =======




          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                      Common    Addi-                                            Total
                                      stock     tional               Cumulative                  stock-
                                      $1 par    paid in   Retained   translation     Treasury    holders'
In thousands, except share data       value     capital   earnings   adjustment      stock       equity
- ----------------------------------------------------------------------------------------------------------
Balance at December 31, 1992          $6,360     $2,093    $42,880    $(4,772)         $(714)     $45,847
  Net income                                                 2,485                                  2,485
  Translation adjustments
    arising during the year                                              (704)                       (704)
  Cash dividends declared
    ($.12 per share)                                          (754)                                  (754)
  2,680 shares issued, net, under
    employee stock option plans            3         20                                                23
- ----------------------------------------------------------------------------------------------------------
Balance at December 31, 1993           6,363      2,113     44,611     (5,476)          (714)      46,897
  Net income                                                 4,537                                  4,537
  Translation adjustments
    arising during the year                                             1,247                       1,247
  Cash dividends declared
    ($.12 per share)                                          (755)                                  (755)
- ----------------------------------------------------------------------------------------------------------
Balance at December 31, 1994           6,363      2,113     48,393     (4,229)          (714)      51,926
  Net income                                                 4,995                                  4,995
  Translation adjustments
    arising during the year                                              (347)                       (347)
  Cash dividends declared
    ($.15 per share)                                          (949)                                  (949)
  52,262 shares issued, net, under
    employee stock option plans           52        425                                               477
- ----------------------------------------------------------------------------------------------------------
Balance at December 31, 1995          $6,415     $2,538    $52,439    $(4,576)         $(714)     $56,102
                                      ======     ======    =======    =======          =====      =======




        See accompanying notes to consolidated financial statements.

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of all domestic and foreign subsidiaries. Significant intercompany transactions and balances are eliminated. Certain reclassifications were made to prior years' amounts to conform with the 1995 presentation.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION Assets and liabilities of the Company's principal foreign operations are translated at exchange rates prevailing at the end of the period. Income statement items are translated using average quarterly exchange rates. Translation adjustments are recorded directly in stockholders' equity and are included in income only if the underlying foreign investment is sold or liquidated.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables. The Company places its temporary cash investments with major banks throughout the world, in high quality, liquid instruments. The Company sells to a broad range of customers throughout the world and performs ongoing credit evaluations to minimize the risk of loss. The Company makes use of various devices such as letters of credit to protect its interests, principally on sales to foreign customers.

INVENTORIES Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is used for inventories in the United States and the Asian branches. The Company uses the first-in, first-out (FIFO) method for all other locations.

PROPERTY, PLANT AND EQUIPMENT Depreciation is computed principally using the straight-line method over the estimated useful lives of 10 to 25 years for land improvements, 10 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Maintenance and repairs are expensed as incurred. Depreciation expense was $4,719,000, $4,108,000 and $3,698,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

SOFTWARE DEVELOPMENT COSTS Certain software development costs and purchased software are capitalized and then amortized over future periods. Amortization of capitalized software costs, for both internally developed and purchased software products, is computed on a product-by-product basis over the estimated economic life of the product, generally three years. Unamortized software costs included in other assets were $2,679,000, $2,580,000 and $2,880,000 at December 31, 1995,
1994 and 1993, respectively. Software development costs of $1,315,000, $792,000, and $1,882,000 were capitalized during 1995, 1994 and 1993, respectively. The amounts amortized and charged to expense in 1995, 1994 and 1993 were $1,216,000, $1,092,000, and $481,000, respectively.

REVENUE RECOGNITION Revenue from product sales are recognized at time of shipment. Revenue from services are recognized as services are performed and ratably over the contract period for service maintenance contracts.

INCOME TAXES Deferred income taxes are provided using the liability method, which estimates future tax effects of differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.

Provisions are made for the U.S. income tax liability on earnings of foreign subsidiaries except for locations where the Company has designated earnings to be permanently invested. Such earnings amounted to approximately $22,006,000 at year-end 1995.

NET INCOME PER SHARE Net income per share is based on the weighted average number of common shares and common share equivalents outstanding. The number of outstanding shares and equivalents utilized in the per share computations were 6,431,882, 6,339,547 and 6,345,431 in 1995, 1994 and 1993, respectively.

2. INDUSTRY SEGMENT AND FOREIGN OPERATIONS

The Company operates in one industry segment, that being the design, production, marketing and servicing of precision systems, software and accessories, for evaluating the mechanical properties and performance of various materials, components and structures.

The following table summarizes the Company's operations by significant geographic location for the years ended December 31:

In thousands                                   1995         1994         1993
- --------------------------------------------------------------------------------
REVENUE, INCLUDING INTERAREA SALES
        United States                      $ 70,181     $ 66,822    $ 62,686
        European operations                  61,899       54,079      50,391
        Asia/Latin America                   38,034       33,039      27,730
        Other international                   3,345        3,072       1,959
        Eliminations                        (22,888)     (20,820)    (19,939)
                                           --------     --------    --------
           Total revenue                   $150,571     $136,192    $122,827
                                           ========     ========    ========
OPERATING PROFIT
        United States                      $  7,052     $  7,568    $  5,124
        European operations                   3,612        2,673       3,907
        Asia/Latin America                    2,800        1,261        (129)
        Other international                     394          586          62
        Eliminations                            162           22        (282)
                                           --------     --------    --------
           Total operating profit            14,020       12,110       8,682
        Corporate expenses                   (5,099)      (4,028)     (3,648)
        Other expenses                       (1,237)      (1,103)     (1,151)
                                           --------     --------    --------
           Income before income taxes      $  7,684     $  6,979    $  3,883
                                           ========     ========    ========

IDENTIFIABLE ASSETS AT YEAR-END
        United States                      $ 40,496     $ 36,734    $ 40,551
        European operations                  44,759       43,121      40,761
        Asia/Latin America                   18,057       12,980      12,152
        Other international                   2,188        2,222       1,401
        Corporate                             8,692        8,627       5,438
        Eliminations                           (858)      (1,390)     (1,150)
                                           --------     --------    --------
           Total assets                    $113,334     $102,294    $ 99,153
                                           ========     ========    ========

Sales between geographic areas in 1995, 1994 and 1993, respectively, consisted primarily of $10,534,000, $10,755,000 and $10,386,000 from the United States and $11,998,000, $8,921,000 and $8,472,000 from European operations. Transfers between geographic areas are at manufacturing cost plus a markup factor.

3. INVENTORIES

Inventories at December 31 were as follows:

In thousands                                          1995          1994
- --------------------------------------------------------------------------------
Raw materials                                      $11,269       $ 9,913
Work in process                                      5,257         4,279
Finished goods                                       7,811         7,667
                                                   -------       -------
  Total inventory                                  $24,337       $21,859
                                                   =======       =======

Inventories valued at LIFO amounted to $9,721,000 and $8,913,000 at December 31, 1995 and 1994, respectively. The excess of current cost over stated LIFO value was $4,535,000 at December 31, 1995 and $4,339,000 at December 31, 1994. During
1994, certain inventories were reduced, resulting in the liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the current cost of inventory. The effect of this inventory liquidation was to reduce cost of revenue by $184,000 in 1994.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances at December 31 were as follows:

In thousands                                          1995        1994
- --------------------------------------------------------------------------------
At cost:
 Land and land improvements                        $ 2,064     $ 2,060
 Buildings and building improvements                17,029      16,257
 Machinery and equipment                            37,233      37,912
                                                   -------     -------
                                                    56,326      56,229
 Less: Accumulated depreciation and
  amortization                                      34,517      33,963
                                                   -------     -------
 Net property, plant and equipment                 $21,809     $22,266
                                                   =======     =======

5. BORROWING ARRANGEMENTS

The Company maintains a multicurrency revolving credit and term loan facility that provides for borrowings of up to $25,000,000 through April 1998. Borrowings outstanding as of April 1998 convert to a term loan payable in sixteen equal quarterly installments. Interest on borrowings under the agreement is based upon either base rates, LIBOR, or other short-term borrowing rates.

Commitment fees under this agreement are 3/8 of 1% per annum on the unused portion. The Company has met the various covenants in the agreement, the most restrictive of which requires a minimum level of tangible net worth. At December 31, 1995 and 1994, respectively, outstanding domestic borrowings of $9,900,000 and $9,500,000 with a weighted average interest rate of 6.13% and 6.56%, and outstanding European borrowings of $1,325,000 and $1,518,000 with a weighted average interest rate of 6.44% and 7.69%, were classified as long-term debt. Long-term debt maturing under the credit agreement in each of the five years subsequent to December 31, 1995, assuming outstanding borrowings at December 31, 1995 are unchanged at April 1998, is $2,104,688 in 1998 and $2,806,250 in 1999 and 2000.

The Company's subsidiaries have other overdraft and borrowing facilities allowing advances up to approximately $27,000,000. At December 31, 1995, the outstanding portion of these facilities was $8,650,000, due currently. Bank guarantees outstanding at December 31, 1995, for which the Company is contingently liable, amounted to $5,159,000 and relate principally to performance contracts.

6. OPERATING LEASE COMMITMENTS

Rental expense amounted to $3,745,000, $3,382,000 and $3,132,000 for the years ended December 31, 1995, 1994 and 1993, respectively. As of December 31, 1995, minimum annual commitments under noncancellable operating leases with terms of more than one year are:

                                                                      Later
 In thousands           1996       1997    1998     1999     2000     Years
- --------------------------------------------------------------------------------
                      $2,100     $1,025    $888     $550     $410     $1,106

7. EMPLOYEE PENSION AND RETIREMENT PLANS

The Company maintains qualified noncontributory defined benefit pension plans covering United States employees and employees of Instron's United Kingdom subsidiary. The benefits are based on years of service and final average compensation at the date of retirement. The Company's general policy is to fund the pension plans to the extent such contributions are deductible under standards established by the Internal Revenue Service in the U.S. and the Inland Revenue in the U.K. Plan assets in the U.S. consist of mutual funds which invest primarily in common stocks, corporate bonds, U.S. government notes and temporary cash investments. In the U.K., plan assets are invested in funds whose assets consist primarily of common stocks, bonds and other securities. Employees of the Japan subsidiary receive lump sum payments as a multiple of annual salary at retirement or termination, based on years of service. These Japanese benefits are unfunded.

Net periodic pension costs include the following components:

                                            1995                           1994                             1993
                                 --------------------------    --------------------------    --------------------------
In thousands                       U.S.     U.K.      Japan       U.S.     U.K.     Japan       U.S.      U.K.    Japan
- -----------------------------------------------------------------------------------------------------------------------
Service cost                     $   900  $ 1,167     $267     $   793   $ 1,136    $220     $   800   $ 1,054     $204
Interest cost                      1,496    1,678      210       1,362     1,353     176       1,325     1,179      176
Actual return on plan assets      (5,284)  (3,754)       0         335     2,146       0      (1,733)   (5,257)       0
Net amortization and deferral      3,802    1,769       25      (1,679)   (4,123)     24         488     3,805       22
                                 -------  -------     ----     -------   -------    ----     -------   -------     ----
Net periodic pension cost        $   914  $   860     $502     $   811   $   512    $420     $   880   $   781     $402
                                 =======  =======     ====     =======   =======    ====     =======   =======     ====

The funded status of the Company's U.S., U.K. and Japan plans and amounts recognized in the Consolidated Balance Sheet at December 31 were:

                                               1995                          1994                          1993
                                     -------------------------     -------------------------    ------------------------
In thousands                          U.S.     U.K.     Japan       U.S.     U.K.    Japan         U.S.    U.K.   Japan
- ------------------------------------------------------------------------------------------------------------------------
Actuarial present value of
 benefit obligations:
Vested benefits                      $15,021  $18,448   $1,873     $13,760  $15,052   $1,761    $12,594  $12,981  $1,231
Non-vested benefits                      185        0        0         182        0        0        129        0       0
                                     -------  -------   ------     -------  -------   ------    -------  -------  ------
Accumulated benefit obligation       $15,206  $18,448   $1,873     $13,942  $15,052   $1,761    $12,723  $12,981  $1,231
                                     =======  =======   ======     =======  =======   ======    =======  =======  ======
Projected benefit obligation         $21,134  $22,966   $3,327     $19,223  $18,739   $3,086    $18,014  $16,085  $2,422
Plan assets at fair value             21,556   24,466        0      16,547   20,935        0     16,225   20,421       0
                                     -------  -------   ------     -------  -------   ------    -------  -------  ------
Projected benefit obligation
 in excess of (less than)
 plan assets                            (422)  (1,500)   3,327       2,676   (2,196)   3,086      1,789   (4,336)  2,422
Unrecognized net gain(loss)            3,265    3,794       92        (380)   4,296       48      1,101    6,399      25
Unrecognized prior service cost         (593)  (1,256)       0        (638)  (1,380)       0       (811)  (1,413)      0
Unrecognized net asset (liability)
 at transition                            75      649     (335)         83      726     (371)        92      755    (352)
                                     -------  -------   ------     -------  -------   ------    -------  -------  ------
Pension liability included
 in Consolidated Balance Sheet       $ 2,325  $ 1,687   $3,084     $ 1,741  $ 1,446   $2,763    $ 2,171  $ 1,405  $2,095
                                     =======  =======   ======     =======  =======   ======    =======  =======  ======

Assumptions used in the accounting for the Company's U.S., U.K., and Japan plans at December 31 were:

                                           1995                           1994                       1993
                                 -----------------------        ----------------------      -----------------------
                                 U.S.     U.K.     Japan        U.S.     U.K.    Japan      U.S.     U.K.     Japan
- -------------------------------------------------------------------------------------------------------------------
Weighted average discount rate   7.5%     8.0%      6.0%        7.5%     8.5%     6.0%      7.5%     7.5%      6.0%
Rates of increase in
 compensation levels             5.0      5.5       5.0         5.0      6.0      5.0       5.0      5.5       5.0
Expected long-term rate of
 return on assets                9.0      8.5         0         9.0      9.0        0       9.0      8.0         0


The expense of all pension plans for 1995, 1994 and 1993 was $2,276,000, $1,743,000, and $2,063,000, respectively. The Company also sponsors a Savings and Security Plan for all U.S. employees. The plan (in accordance with section 401(k) of the Internal Revenue Code) offers participating employees a program of regular savings and investment, funded by their own contributions and those of the Company. The amount charged to operating expense for this plan was $535,000, $498,000 and $447,000 in 1995, 1994 and 1993, respectively.

8. INCOME TAXES

The significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:

In thousands                                      1995                  1994
- ----------------------------                   --------              --------
Employee benefits                              $ 4,188               $ 2,835
Inventories                                      2,109                 1,016
Accrued expenses                                 1,436                 2,514
                                               -------               -------
   Total deferred assets                         7,733                 6,365
                                               -------               -------
Accrued expenses                                   (65)                 (360)
Depreciation                                    (1,425)               (1,519)
Capitalized software costs                        (811)                 (558)
                                               -------               -------
   Total deferred liabilities                   (2,301)               (2,437)
                                               -------               -------

Valuation reserve                                 (490)                 (600)
                                               -------               -------
   Total net deferred assets                   $ 4,942               $ 3,328
                                               =======               =======

A valuation reserve has been established where, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The net change in the valuation allowance in 1995 was a decrease of $110,000 relative to foreign tax benefits now realized. The valuation allowance as of December 31, 1995 related primarily to foreign tax benefits.

The components of income before income taxes consisted of the following:

In thousands                                  1995           1994         1993
- --------------------------------------------------------------------------------

Domestic                                    $3,602         $4,667       $3,711
Foreign                                      4,082          2,312          172
                                            ------         ------       ------
   Total                                    $7,684         $6,979       $3,883
                                            ======         ======       ======

Income tax provisions (credits) were as follows:

In thousands                                  1995           1994         1993
- --------------------------------------------------------------------------------

Currently payable:
   Federal                                 $ 2,525         $1,538      $  955
   Foreign                                   1,671            625         310
   State                                       238            281         224
                                           -------         ------      ------
                                             4,434          2,444       1,489
                                           -------         ------      ------
Deferred, net:
   Federal & State                          (1,261)           192         (47)
   Foreign                                    (484)          (194)        (44)
                                           -------         ------      ------
                                            (1,745)            (2)        (91)
                                           -------         ------      ------
   Total provision for income taxes        $ 2,689         $2,442      $1,398
                                           =======         ======      ======

The provisions for income taxes varied from the United States statutory rate of 34% for 1995, 1994 and 1993 principally because of the tax effect of the following:

In thousands                                     1995          1994       1993
- -------------------------------------------------------------------------------
Tax provision at United States
  statutory rate                                $2,612       $2,372      $1,320
Effect of earnings of foreign
  operations subject to
  different tax rates                             (200)        (138)         34
State taxes, net of federal
  income tax benefit                               157          185          66
Benefit of Foreign Sales Corporation              (115)         (91)       (182)
Amortization of software costs and goodwill        114          114         114
All other, net                                     121            0          46
                                                ------       ------      ------
  Total tax provision                           $2,689       $2,442      $1,398
                                                ======       ======      ======

At December 31, 1995 there were no foreign tax credit carryforwards for financial reporting purposes or for tax reporting purposes.

9. STOCK OPTION PLANS

The Company has four Stock Option Plans - 1979 Non-Qualified Plan, 1992 Stock
Incentive Plan, the discontinued 1984 UK Share Option Scheme and the discontinued 1982 Incentive Stock Option Plan. Option prices are generally equal to the market price at the date of grant. During the three years ended December
31, 1995, the following activity occurred in these Plans:

                                        Number       Option
                                      of Shares      Price
- --------------------------------------------------------------------------------

Outstanding at
  December 31, 1992                    529,916   $ 6.23-13.75
Granted, 1993                          239,750    10.50-11.38
Exercised, 1993                         (5,800)    6.23- 7.88
Terminated, 1993                        (5,000)         13.75
                                       -------
Outstanding at
  December 31, 1993                    758,866     7.88-13.75
Granted, 1994                           36,500    11.38-11.63
Terminated, 1994                       (36,642)    8.25-13.13
                                       -------
Outstanding at
  December 31, 1994                    758,724     7.88-13.75
Granted, 1995                          206,000    11.63-12.13
Exercised, 1995                        (55,962)    8.00-12.00
Terminated, 1995                       (27,312)   10.75-13.75
                                       -------
Outstanding at
  December 31, 1995                    881,450   $ 7.88-13.13
                                       -------

At December 31, 1995, 510,781 shares were exercisable at $7.88 to $13.13 per share and 105,490 shares were available for future options.

In 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock Based Compensation. SFAS 123 provides the alternative of either accounting for stock based compensation at fair market value determined by an option pricing or other appropriate model ("market value method") or retaining the existing method of accounting, but disclosing the pro-forma effect of the market value method in a footnote ("disclosure alternative"). The company plans to adopt the disclosure alternative which is effective for fiscal 1996.

                       SUPPLEMENTARY FINANCIAL INFORMATION

                            QUARTERLY FINANCIAL DATA
                           (quarterly data unaudited)

                                          Quarter     Quarter    Quarter    Quarter
In thousands, except per share data          1           2          3          4       Year
- ---------------------------------------------------------------------------------------------
1995:
    Total revenue                         $34,165     $38,058    $33,929   $44,419   $150,571
    Gross profit                           14,408      15,765     14,598    17,674     62,445
    Income before income taxes                991       2,076      1,272     3,345      7,684
    Net income                                614       1,288        788     2,305      4,995
    Earnings per share                       0.10        0.20       0.12      0.36       0.78
- ---------------------------------------------------------------------------------------------
1994:
    Total revenue                         $31,593     $32,568    $31,920   $40,111   $136,192
    Gross profit                           14,096      14,472     13,092    17,425     59,085
    Income before income taxes              1,442       1,269        845     3,423      6,979
    Net income                                908         854        549     2,226      4,537
    Earnings per share                       0.14        0.14       0.09      0.35       0.72
- ---------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------  ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------  -------------------------------------------------

     The response to this item is contained in part under the caption, "Executive Officers of the Registrant", in Part I hereof, and the remainder is contained under the captions, "Information Regarding the Board of Directors' Nominees and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
- -------  ----------------------

     The information contained under the caption "Election of a Class of Directors" in the Registrant's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------  --------------------------------------------------------------

     The information contained under the caption "Information Regarding the Board of Directors' Nominees and Directors" in the Registrant's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------  ----------------------------------------------

     The information contained under the caption "Information Regarding the Board of Directors' Nominees and Directors" in the Registrant's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
- -------  --------------------------------------------------------------

(a)1.    Financial Statements

         The following consolidated financial statements are included in Item 8:

         Consolidated statements of income for the years ended December 31, 1995, 1994 and 1993

         Consolidated balance sheet at
          December 31, 1995 and 1994

         Consolidated statements of cash flows for the years ended December 31, 1995, 1994 and 1993

         Consolidated statements of stockholders' equity for the years ended December 31, 1995, 1994 and 1993

         Notes to consolidated financial statements


(a)2.    Financial Statement Schedule
         ----------------------------
                                                                      Schedule
                                                            Page       Number
                                                            ----      --------
         Report of Independent Accountants on
          financial statement schedule                       35
         Consolidated valuation accounts                     36          II


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the accompanying notes.


(a)3.    Exhibits
         --------

Exhibit No.             Description of Exhibits
- ----------              -----------------------

3(a)       Restated Articles of Organization of the Registrant and all amendments incorporated by reference to Exhibit 3(a) of the Registrant's Form 10-K for the year ended December 31, 1981, Exhibit 4 of the Registrant's Form
           10-Q for the quarter ended March 31, 1984, Exhibit 4 of the Registrant's
           Form 10-Q for the quarter ended June 28, 1986, and Exhibit 4 of the
           Registrant's Form 10-Q for the quarter ended June 27, 1987.

3(b) By-Laws of the Registrant, as amended, incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange
           Commission on October 5, 1990.

10(a)      1979 Non-Qualified Stock Option and Stock Appreciation Rights Plan, as
           amended, incorporated by reference to Exhibit 10(a) of Form 10-K for the year ended December 31, 1991.

10(b)      1982 Incentive Stock Option Plan, as amended, incorporated by reference to
           Exhibit 10(b) of Form 10-K for the year ended December 31, 1987 and to
           Exhibit 19(b) of Form 10-Q for the quarter ended September 29, 1990.

10(c) 1984 United Kingdom Share Option Scheme, as amended, incorporated by reference to Exhibit 10(c) of Form 10-K for the year ended December 31, 1991.

10(d)      1992 Stock Incentive Plan, incorporated by reference to Exhibit 10(b) of
           Form 10-K for the year ended December 31, 1991.

10(e)      Executive Severance Agreement, dated as of December 8, 1993, between the
           Company and James M. McConnell, incorporated by reference to Exhibit 10(e)
           on Form 10-K for the year ended December 31, 1993.


10(f)      Form of Executive Severance Agreement, dated as of December 8, 1993, between the Company and each of Joseph E. Amaral, three other executive officers and two key employees, incorporated by reference to Exhibit 10(f)
           on Form 10-K for the year ended December 31, 1993.

10(g)      Form of Executive Severance Agreement, dated as of December 8, 1993, between the Company and Kenneth L. Andersen, incorporated by reference to
           Exhibit 10(g) on Form 10-K for the year ended December 31, 1993.

10(h)      Form of Executive Severance Agreement, dated as of December 8, 1993, between Instron Limited, the Company and each of Ian M. MacGregor and five key employees, incorporated by reference to Exhibit 10(h) on Form 10-K for the year ended December 31, 1993.

10(i)      Executive Severance Agreement, dated as of December 8, 1993, the Company and an executive officer, incorporated by reference to Exhibit 10(i) on
           Form 10-K for the year ended December 31, 1993.

10(j)      Executive Severance Agreement, dated as of August 8, 1995, between the
           Company and a key employee, incorporated by reference to Exhibit 10 on Form 10-Q for the quarter ended September 30, 1995.

11         Computation of primary and fully diluted earnings per share.

21         Subsidiaries of the Registrant

23         Consent of Independent Accountants

27         Financial Data Schedule


(b)   Report on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTRON CORPORATION
   (Registrant)

By         /s/ James M. McConnell              By       /s/ Linton A. Moulding
  -----------------------------------            -------------------------------
James M. McConnell                               Linton A. Moulding
President and Chief Executive Officer            Chief Financial Officer
(Principal Executive Officer)                   (Principal Financial and
                                                  Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Harold Hindman                Chairman of the Board         March 25, 1996
- ------------------------
Harold Hindman


/s/ George S. Burr              Vice Chairman of the Board      March 25, 1996
- ------------------------
George S. Burr

                           President, Chief Executive Officer
/s/ James M. McConnell                  and Director            March 25, 1996
- ------------------------
James M. McConnell


                                          Director
- ------------------------
Nicholas J. Grant


                                          Director
- ------------------------
John W. Lacey


/s/ Dennis J. Moore                       Director              March 25, 1996
- ------------------------
Dennis J. Moore


/s/ Sheldon Rutstein                      Director              March 25, 1996
- ------------------------
Sheldon Rutstein


/s/ John F. Smith                         Director              March 25, 1996
- ------------------------
John F. Smith


/s/ Richard W. Young                      Director              March 25, 1996
- ------------------------
Richard W. Young


                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF INSTRON CORPORATION

Our report on the consolidated financial statements of Instron Corporation as of and for each of the three years in the period ended December 31, 1995 has been included in this Annual Report on Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-K.

In our opinion, this financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                      /s/ COOPERS & LYBRAND L.L.P
                                      ---------------------------
                                      COOPERS & LYBRAND L.L.P.
                                      Boston, Massachusetts
                                      February 22, 1996

                                                                   SCHEDULE II

                               INSTRON CORPORATION
                         CONSOLIDATED VALUATION ACCOUNTS

                                             (A)        Effect of
                            Balance at    Additions      Foreign
                            Beginning     Charged to     Currency        (B)        Balance at
Description                  of Year      Operations    Translation   Deductions    End of Year
- ----------------------      ----------    ----------    -----------   ----------    -----------

Allowance for doubtful
 accounts:

Year ended
 December 31, 1995           $943,000      $163,000      $ (4,000)     $ 62,000     $1,040,000
                             --------      --------      --------      --------     ----------
Year ended
 December 31, 1994           $777,000      $356,000      $ 62,000      $252,000     $  943,000
                             --------      --------      --------      --------     ----------

Year ended
December 31, 1993            $837,000      $407,000      $(10,000)     $457,000     $  777,000
                             --------      --------      --------      --------     ----------


(A) Included in "Additions Charged to Operations" for the years ended December 31, 1994 and 1993, respectively, are $200,000 and $315,000 for allowance for doubtful accounts recorded in conjunction with the Company's acquisitions of Wilson and Wolpert.

(B)  Uncollected receivables written off, net of recoveries.