Form 10-Q
period 1996-03-30
INSTRON CORP
filed 1996-05-10
CIK 50716

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                          COMMISSION FILE NUMBER 1-5641

                               INSTRON CORPORATION
             (Exact name of registrant as specified in its Charter)

                       MASSACHUSETTS                                            04-2057203
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

                   100 ROYALL STREET                                              02021
                 CANTON, MASSACHUSETTS                                          (Zip Code)
       (Address of Principal executive offices)

                                 (617) 828-2500
              (Registrant's telephone number, including area code)

     _____________________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

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
The number of shares outstanding of each of the issuer's classes of common stock as of May 3, 1996:

                 COMMON STOCK, $1 PAR VALUE -- 6,410,985 SHARES

===============================================================================

INSTRON CORPORATION                                                   FORM 10-Q
Consolidated Statement of Income                                      PART I
(Unaudited)                                                           ITEM 1
(In thousands, except share data)

                                                            Three Months Ended
                                                     ---------------------------------
                                                     March 30, 1996      April 1, 1995
                                                     ---------------------------------
Revenue:
         Sales                                         $    29,751         $   28,704
         Service                                             5,473              5,461
                                                       -----------         ----------
                  Total revenue                             35,224             34,165
                                                       -----------         ----------

Cost of revenue:
         Sales                                              16,626             15,841
         Service                                             3,942              3,916
                                                       -----------         ----------
                  Total cost of revenue                     20,568             19,757
                                                       -----------         ----------

                  Gross Profit                              14,656             14,408
                                                       -----------         ----------

Operating expenses:
         Selling and administrative                         10,992             10,791
         Research and development                            2,137              2,138
         Special items charge (Note 4)                       1,812                  0
                                                       -----------         ----------
                  Total operating expenses                  14,941             12,929
                                                       -----------         ----------
                  Income (loss) from operations               (285)             1,479
                                                       -----------         ----------

Other expenses:
         Interest, net                                         255                394
         Foreign exchange (gains) losses                      (183)                94
                                                       -----------         ----------

                  Total other expenses                          72                488
                                                       -----------         ----------

Income (loss) before income taxes                             (357)               991

Provision (benefit) for income taxes                          (136)               377
                                                       -----------         ----------

Net income (loss)                                      $      (221)        $      614
                                                       ===========         ==========

Net income (loss) per common share (Note 2)            $     (0.03)        $     0.10
                                                       ===========         ==========
Average common and equivalent shares
         outstanding (Note 2)                            6,349,602          6,401,976
                                                       ===========         ==========
Dividends declared per share of
         common stock                                  $      0.04         $     0.04
                                                       ===========         ==========



           See accompanying Notes to Consolidated Financial Statements

INSTRON CORPORATION                                                   FORM 10-Q
Consolidated Balance Sheet                                            PART I
(In thousands, except share data)                                     ITEM 1

                                                                    March 30,       December 31,
                                                                      1996             1995
                                                                   -----------      ------------
                                                                   (unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                                  $   3,750         $   1,644
         Accounts receivable (net of
          allowance for doubtful accounts of
          $1,014 in 1996 and $1,040 in 1995)                           43,317            47,504
         Inventories                                                   26,554            24,337
         Deferred income taxes                                          3,555             3,544
         Prepaid expenses and other current assets                      2,642             2,835
                                                                    ---------         ---------
                  Total current assets                                 79,818            79,864

Property, plant and equipment, net                                     21,493            21,809
Deferred Income Taxes                                                   1,441             1,476
Other Assets                                                            9,818            10,185
                                                                    ---------         ---------

                  Total assets                                      $ 112,570         $ 113,334
                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Short-term borrowings                                      $   9,690         $   8,650
         Accounts payable                                               8,806             9,746
         Accrued liabilities                                           14,194            12,704
         Accrued employee compensation and benefits                     5,244             6,135
         Accrued income taxes                                             586             2,496
         Advance payments received on contracts                         2,761             1,874
                                                                    ---------         ---------
                  Total current liabilities                            41,281            41,605

Long-term debt                                                         11,022            11,225
Other long-term liabilities                                             4,691             4,402
                                                                    ---------         ---------
                  Total liabilities                                    56,994            57,232
                                                                    ---------         ---------

Stockholders' equity:
         Preferred stock, $1 par value; 1,000,000
          shares authorized, none issued                                    0                 0
         Common stock, $1 par value; 10,000,000 shares
          authorized; 6,470,718 and 6,415,321 shares
          issued, respectively                                          6,471             6,415
         Additional paid in capital                                     3,043             2,538
         Retained earnings                                             51,963            52,439
         Cumulative translation adjustment                             (5,187)           (4,576)
                                                                    ---------         ---------
                                                                       56,290            56,816
         Less:  Treasury stock of 74,952 shares at cost                   714               714
                                                                    ---------         ---------

                  Total stockholders' equity                           55,576            56,102
                                                                    ---------         ---------

                  Total liabilities and stockholders' equity        $ 112,570         $ 113,334
                                                                    =========         =========

           See accompanying Notes to Consolidated Financial Statements

INSTRON CORPORATION                                                   FORM 10-Q
Consolidated Statement of Cash Flows                                  PART I
(Unaudited)                                                           ITEM 1

(In thousands)                                                          For the three months ended
                                                                       -----------------------------
                                                                       March 30, 1996  April 1, 1995
                                                                       --------------  -------------
Cash flows from operating activities:
         Net income (loss)                                                $  (221)        $   614
         Adjustments to reconcile net income to
          net cash provided by operating activities:
                  Depreciation and amortization                             1,678           1,642
                  Provision for losses on accounts receivable                  29              28
                  Increase in deferred taxes                                   18              10
                  Changes in assets and liabilities, excluding
                   the effects from purchase of business
                           Decrease in accounts receivable                  3,649           1,874
                           Increase in inventories                         (2,458)         (4,548)
                           Increase in prepaid expenses
                            and other current assets                         (380)           (391)
                           Decrease in accounts
                            payable and accrued expenses                     (499)           (317)
                           Increase in other long-term liabilities            371              81
                           Other                                              275             274
                                                                          -------         -------

                  Net cash provided (used) by operating activities          2,462            (733)
                                                                          -------         -------
Cash flows from investing activities:
         Capital expenditures                                                (916)         (1,542)
         Purchase of business, net of cash acquired                             0          (2,460)
         Capitalized software costs                                          (405)           (233)
         Other                                                                 10             (17)
                                                                          -------         -------
                  Net cash used by investing activities                    (1,311)         (4,252)
                                                                          -------         -------
Cash flows from financing activities:
         Net borrowings under revolving credit and
          term loan facility                                                 (182)          5,041
         Net short-term borrowings                                          1,170             761
         Cash dividends paid                                                 (255)           (189)
         Other                                                                223             196
                                                                          -------         -------

                  Net cash provided by financing activities                   956           5,809
                                                                          -------         -------

Effect of exchange rate changes on cash                                        (1)             38
                                                                          -------         -------

Net increase in cash and cash equivalents                                   2,106             862
                                                                          -------         -------

Cash and cash equivalents at beginning of year                              1,644           1,877
                                                                          -------         -------

Cash and cash equivalents at end of period                                $ 3,750         $ 2,739
                                                                          =======         =======
Supplemental disclosures of cash flow information:
         Cash paid during the year for:
                  Interest                                                $   437         $   396
                  Income taxes                                                301             215
Supplemental disclosures of non-cash investing
 and financing activities:
         Liabilities incurred or assumed in business
          acquisition                                                     $     0         $   345

           See accompanying Notes to Consolidated Financial Statements

INSTRON CORPORATION                                                   FORM 10-Q
                                                                      PART I
Notes to Consolidated Financial Statements                            ITEM 1
March 30, 1996
(unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

         In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications were made to prior year's amounts to conform with the 1996 presentation. Operating results for the three month period ended March 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.       Net Income per Share

         Net income per share is based on the weighted average number of common shares and common share equivalents outstanding.

3.       Inventories
         (In thousands)

                                                         March 30, 1996       December 31, 1995
                                                         --------------       -----------------
         Raw Materials                                       $12,040               $11,269

         Work-in-process                                       7,058                 5,257

         Finished goods                                        7,456                 7,811
                                                             -------               -------
                                                             $26,554               $24,337
                                                             =======               =======

                  Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is principally used for inventories in the United States and the Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $11,064,000 and $9,721,000 at March 30, 1996 and December 31, 1995,
         respectively. The excess of current cost over stated LIFO value was $4,612,000 at March 30, 1996 and $4,535,000 at December 31, 1995.

4. During the first quarter of 1996, the Company recorded a special items charge to operations of $1,812,000 representing the costs to implement a work force reduction and consolidation of certain manufacturing operations. These actions were taken to improve the overall cost structure and efficiency of the Company's operations, particularly those relating to previous acquisitions.

                               INSTRON CORPORATION                    FORM 10-Q
                                  MARCH 30, 1996                          PART I
                                                                          ITEM 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

Quarter ended March 30, 1996 vs. quarter ended April 1, 1995

         Revenues for the first quarter of 1996 were $35,224,000, an increase of 3.1% over the same period last year, resulting from increased revenues in Instron's European Operation and Asia/Latin America. Foreign sales accounted for approximately 66% of consolidated first quarter revenues compared with 59% for the first quarter of 1995.

         Gross margin as a percentage of revenue decreased to 41.6% for the first quarter of 1996 compared to 42.2% for the first quarter of 1995. The lower gross margin is principally the result of competitive pricing pressures, particularly in overseas operations.

         Total selling and administrative expenses increased by 1.9% compared to the first quarter of 1995. As a percentage of revenue, selling and administrative expenses were 31.2% in the first quarter of 1996 compared to 31.6% for the comparable period last year.

         Research and development expenses were unchanged for the first quarter of 1996 compared with the first quarter of 1995. Software development costs of $405,000 were capitalized during the first quarter of 1996 compared with $233,000 in the first quarter of the prior year. Research and development expenditures, including amounts capitalized, increased by 7.2% in 1996.

         Operating expenses included a special items charge of $1,812,000 in the first quarter of 1996 representing the cost of implementing a work force reduction and consolidation of certain manufacturing operations (see Note 4).

         Net interest expense decreased by $139,000 compared to the first quarter of 1995 due to lower average borrowings and lower interest rates. Foreign exchange gains of $183,000 in the first quarter of 1996 resulted primarily from the strengthening of certain European currencies against the British pound. This compares to foreign exchange losses of $94,000 in the first quarter of 1995, which resulted primarily from a weaker British pound versus the German Deutschmark, partially offset by foreign exchange gains in Japan.

                               INSTRON CORPORATION                    FORM 10-Q
                                  MARCH 30, 1996                         PART I
                                                                         ITEM 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations (continued)

         For the first quarter of 1996, the Company reported a net loss of $221,000 or 3 cents per share compared to net income of $614,000 or 10 cents per share for the first quarter of 1995. The net loss in 1996 includes the special items charge of $1,812,000 ($1,123,000 net of taxes), which reduced first quarter earnings by 17 cents per share. Excluding the effects of the special items charge, net income for the first quarter of 1996 would have increased over the first quarter of 1995 by 47% to $902,000 or 14 cents per share.

         The consolidated effective tax rate was 38% for the first quarter of 1996 and 1995.

Financial Condition

         In the first quarter of 1996, the Company generated net operating cash flows of $2.5 million which were used to fund capital expenditures of $0.9 million and software development costs of $0.4 million. Cash and cash equivalents increased by $2.1 million in the first quarter of 1996.

         At March 30, 1996, the Company had $14.0 million of available credit under its $25.0 million multicurrency revolving credit and term loan facility. The Company's subsidiaries have other overdraft and borrowing facilities for allowing advances of approximately $27.0 million of which $9.7 million were outstanding at March 30, 1996. The ratio of total debt to debt plus equity at March 30, 1996, increased to 27.1% from 26.2% at year-end 1995.

         Accounts receivable decreased by $4.2 million from year-end 1995, which is reflective of the seasonally high fourth quarter shipment levels. Inventories rose by $2.2 million from the end of 1995 mainly due to inventory on hand to fulfill customer orders for the second quarter of 1996. As a result, the inventory turnover ratio decreased to 2.81 from 2.90 at year-end 1995.

         The Company believes its present capital resources and anticipated operating cash flows are sufficient to meet its current and future cash requirements to finance operations, capital expenditures and acquisitions.

                               INSTRON CORPORATION                    FORM 10-Q
                                  MARCH 30, 1996                         PART I
                                                                         ITEM 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Financial Condition (continued)

         The Company's order backlog was $36.4 million at the end of the first quarter of 1996, an increase of 6.6% over the first quarter of 1995 and a slight improvement from year-end 1995. Bookings for the first quarter of 1996 increased by 4.0% over the same period last year as orders increased in the United States and the Company's European operations.

         On February 28, 1996, the Board of Directors declared a regular quarterly dividend of 4 cents per share on the Company's Common Stock, payable March 29, 1996, to shareholders of record on March 15, 1996.

INSTRON CORPORATION                                                   FORM 10-Q
March 30, 1996                                                        PART II
                                                                      ITEM 2

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

                                           INSTRON CORPORATION

         Date:    May 10, 1996             By /s/ James M. McConnell
                                           -------------------------------------
                                           James M. McConnell
                                           President and Chief Executive Officer





         Date:    May 10, 1996             By /s/ Linton A. Moulding
                                           -------------------------------------
                                           Linton A. Moulding
                                           Chief Financial Officer