Form 10-Q
period 1996-06-29
INSTRON CORP
filed 1996-08-12
CIK 50716

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

   /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                                       OR

   / /          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


            FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                          COMMISSION FILE NUMBER  1-5641
                                                -----------


                               INSTRON CORPORATION
             (Exact name of registrant as specified in its Charter)


                  MASSACHUSETTS                                 04-2057203
(State or other jurisdiction of incorporation or    (I.R.S. Employer Identification No.)
                  organization)


                100 ROYALL STREET
              CANTON, MASSACHUSETTS                        02021
    (Address of Principal executive offices)            (Zip Code)



                                 (617) 828-2500
              (Registrant's telephone number, including area code)



      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


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

The number of shares outstanding of each of the issuer's classes of common stock as of August 9, 1996

                 COMMON STOCK, $1 PAR VALUE -- 6,413,157 SHARES
================================================================================

                            INSTRON CORPORATION

                                                                     FORM 10-Q
                     Consolidated Statement of Income                PART I
                                (Unaudited)                          ITEM 1
                     (In thousands, except share data)

                                           For the three months ended

                                      --------------------------------------
                                       June 29, 1996          July 1, 1995
                                      --------------------------------------
Revenue:
    Sales                                $   29,389             $   32,575
    Service                                   5,948                  5,483
                                         ----------             ----------
     Total revenue                           35,337                 38,058
                                         ----------             ----------

Cost of revenue:
    Sales                                    16,227                 18,508
    Service                                   3,871                  3,785
                                         ----------             ----------
      Total cost of revenue                  20,098                 22,293
                                         ----------             ----------

        Gross Profit                         15,239                 15,765
                                         ----------             ----------

Operating expenses:
    Selling and administrative               11,105                 11,235
    Research and development                  2,268                  2,300
                                         ----------             ----------

      Total operating expenses               13,373                 13,535
                                         ----------             ----------

      Income from operations                  1,866                  2,230
                                         ----------             ----------

Other expenses:
    Interest                                    219                    304
    Foreign exchange (gains) losses             175                   (150)
                                         ----------             ----------

      Total other expenses                      394                    154
                                         ----------             ----------

Income before income taxes                    1,472                  2,076

Provision for income taxes                      560                    788
                                         ----------             ----------

Net income                               $      912             $    1,288
                                         ==========             ==========


Net income per common share (Note 2)     $     0.14             $     0.20
                                         ==========             ==========

Average common and equivalent shares
 outstanding (Note 2)                     6,565,782              6,422,728
                                         ==========             ==========

Dividends declared per share of
 common stock                            $     0.04             $     0.00
                                         ==========             ==========

           See accompanying Notes to Consolidated Financial Statements

                            INSTRON CORPORATION

                                                                     FORM 10-Q
                     Consolidated Statement of Income                PART I
                                (Unaudited)                          ITEM 1
                     (In thousands, except share data)
                                         For the six months ended
                                       -----------------------------
                                       June 29, 1996    July 1, 1995
                                       -----------------------------
Revenue:
    Sales                                $   59,140      $   61,279
    Service                                  11,421          10,944
                                         ----------      ----------
      Total revenue                          70,561          72,223
                                         ----------      ----------

Cost of revenue:
    Sales                                    32,853          34,349
    Service                                   7,813           7,701
                                         ----------      ----------
      Total cost of revenue                  40,666          42,050
                                         ----------      ----------

    Gross Profit                             29,895          30,173
                                         ----------      ----------

Operating expenses:
    Selling and administrative               22,097          22,026
    Research and development                  4,405           4,438
    Special items charge (Note 4)             1,812               0
                                         ----------      ----------

      Total operating expenses               28,314          26,464
                                         ----------      ----------

    Income from operations                    1,581           3,709
                                         ----------      ----------

Other expenses:
    Interest                                    474             698
    Foreign exchange gains                       (8)            (56)
                                         ----------      ----------

      Total other expenses                      466             642
                                         ----------      ----------

Income before income taxes                    1,115           3,067

Provision for income taxes                      424           1,165
                                         ----------      ----------

Net income                               $      691      $    1,902
                                         ==========      ==========


Net income per common share (Note 2)     $     0.11      $     0.30
                                         ==========      ==========

Average common and equivalent shares
 outstanding (Note 2)                     6,538,858       6,412,360
                                         ==========      ==========

Dividends declared per share of
 common stock                            $     0.08      $     0.07
                                         ==========      ==========


           See accompanying Notes to Consolidated Financial Statements

                           INSTRON CORPORATION
                                                                     FORM 10-Q
                        Consolidated Balance Sheet                   PART I
                    (In thousands, except share data)                ITEM 1

                                                     June 29,       December 31,
                                                       1996             1995
                                                    -----------     ------------
ASSETS                                              (unaudited)

Current assets:
  Cash and cash equivalents                          $  2,753         $  1,644
  Accounts receivable (net of
   allowance for doubtful accounts of
   $990 in 1996 and $1,040 in 1995)                    41,435           47,504
  Inventories                                          30,100           24,337
  Deferred income taxes                                 3,653            3,544
  Prepaid expenses and other current assets             2,440            2,835
                                                     --------         --------

    Total current assets                               80,381           79,864

Property, plant and equipment, net                     21,395           21,809
Deferred income taxes                                   1,427            1,476
Other assets                                            9,125           10,185
                                                     --------         --------

    Total assets                                     $112,328         $113,334
                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $  7,852         $  8,650
  Accounts payable                                      8,086            9,746
  Accrued liabilities                                  13,635           12,704
  Accrued employee compensation and benefits            5,182            6,135
  Accrued income taxes                                  1,033            2,496
  Advance payments received on contracts                2,714            1,874
                                                     --------         --------

    Total current liabilities                          38,502           41,605

Long-term debt                                         12,167           11,225
Other long-term liabilities                             4,994            4,402
                                                     --------         --------

    Total liabilities                                  55,663           57,232
                                                     --------         --------

Stockholders' equity:
  Preferred stock, $1 par value; 1,000,000
   shares authorized, none issued                           0                0
  Common stock, $1 par value; 10,000,000 shares
   authorized, 6,488,109 and 6,415,321 shares
   issued, respectively                                 6,488            6,415
  Additional paid in capital                            3,246            2,538
  Retained earnings                                    52,619           52,439
  Cumulative translation adjustment                    (4,974)          (4,576)
                                                     --------         --------

                                                       57,379           56,816
  Less:  Treasury stock of 74,952 shares
   at cost                                                714              714
                                                     --------         --------

     Total stockholders' equity                        56,665           56,102
                                                     --------         --------

     Total liabilities and stockholders' equity      $112,328         $113,334
                                                     ========         ========


           See accompanying Notes to Consolidated Financial Statements

                              INSTRON CORPORATION
                                                                     FORM 10-Q
                       Consolidated Statement of Cash Flows          PART I
                                  (Unaudited)                        ITEM 1

(In thousands)                                          For the six months ended
                                                     -------------------------------
                                                     June 29, 1996      July 1, 1995
                                                     -------------------------------
Cash flows from operating activities:
  Net income                                            $   691            $ 1,902
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                        3,407              3,299
     Provision for losses on accounts receivable             49                 56
     Decrease in deferred taxes                             (94)               (44)
     Changes in assets and liabilities, excluding
      the effects from purchase of business:
         Decrease in accounts receivable                  5,667                497
         Increase in inventories                         (5,749)            (3,316)
         (Increase) decrease in prepaid expenses
          and other current assets                          394               (278)
         Increase (decrease) in accounts
          payable and accrued expenses                   (2,146)            (2,021)
         Increase in other long-term liabilities            743                418
         Other                                              475              1,084
                                                        -------            -------

     Net cash provided by operating activities            3,437              1,597
                                                        -------            -------

Cash flows from investing activities:
  Capital expenditures                                   (2,037)            (3,190)
  Capitalized software costs                               (624)              (504)
  Purchase of business, net of cash acquired                  0             (2,660)
  Other                                                     125                (14)
                                                        -------            -------

     Net cash used by investing activities               (2,536)            (6,368)
                                                        -------            -------

Cash flows from financing activities:
  Net borrowings under revolving credit and
   term loan facility                                       939              3,527
  Net short-term borrowings                                (776)             3,532
  Cash dividends paid                                      (511)              (442)
  Proceeds from exercise of stock options                   561                196
                                                        -------            -------

    Net cash provided by financing activities               213              6,813
                                                        -------            -------

Effect of exchange rate changes on cash                      (5)                 9
                                                        -------            -------

Net increase in cash and cash equivalents                 1,109              2,051
                                                        -------            -------

Cash and cash equivalents at beginning of year            1,644              1,877
                                                        -------            -------

Cash and cash equivalents at end of period              $ 2,753            $ 3,928
                                                        =======            =======

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                            $   804            $   921
    Income taxes                                            816                433
Supplemental disclosures of non-cash investing
 and financing activities:
Liabilities incurred or assumed
 in business acquisition                                $     0            $   345


           See accompanying Notes to Consolidated Financial Statements

                              INSTRON CORPORATION                   FORM 10-Q
                                                                    PART I
                   Notes to Consolidated Financial Statements       ITEM 1
                                 June 29, 1996
                                  (unaudited)

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

     In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 29, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.   Net Income per Share
     --------------------

     Net income per share is based on the weighted average number of common shares and common share equivalents outstanding.

3.   Inventories
     -----------


     (In thousands)                     June 29, 1996    December 31, 1995
                                        -------------    -----------------
     Raw Materials                         $11,984            $11,269
     Work-in-process                         7,285              5,257
     Finished goods                         10,831              7,811
                                           -------            -------
                                           $30,100            $24,337
                                           =======            =======

     Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is principally used for inventories in the United States and the Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $13,579,000 and $9,721,000 at June 29, 1996 and December 31, 1995, respectively. The excess of current cost over stated LIFO value was $4,720,000 at June 29, 1996 and $4,535,000 at December 31, 1995.

                              INSTRON CORPORATION                   FORM 10-Q
                                                                    PART I
                   Notes to Consolidated Financial Statements       ITEM 1
                                 June 29, 1996
                                  (unaudited)


4.   Special Items Charge
     --------------------

     During the first quarter of 1996, the Company recorded a special items charge to operations of $1,812,000 representing the costs to implement a work force reduction and consolidation of certain manufacturing operations. These actions were taken to improve the overall cost structure and efficiency of the Company's operations, particularly those relating to previous acquisitions.

                               INSTRON CORPORATION                    FORM 10-Q
                                  June 29, 1996                       PART I
                                                                      ITEM 2
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


RESULTS OF OPERATIONS
- ---------------------

Quarter ended June 29, 1996 vs. Quarter ended July 1, 1995
- ----------------------------------------------------------

     Revenues for the second quarter of 1996 were $35,337,000, a decrease of 7.1% from the same period last year. This decrease occurred primarily in North America and reflects the high sales volume reported in the second quarter of 1995 which included shipments of large testing systems in excess of normal levels. In addition, the decline in revenues was due to certain system shipments being delayed until the third quarter of 1996, partially offset by higher service revenue. Foreign sales accounted for approximately 61% of consolidated second quarter revenues compared with 57% for the second quarter of 1995.

     Gross margin as a percentage of revenue increased to 43.1% for the second quarter of 1996 compared to 41.4% for the second quarter of 1995. The higher gross margin is principally due to an easing of competitive price pressures and improved service profitability.

     Total selling and administrative expenses decreased by 1.2% compared to the same period in 1995. As a percentage of revenue, selling and administrative expenses increased to 31.4% in the second quarter of 1996 compared to 29.5% for the comparable period last year, due to the lower volume of revenue in 1996 versus 1995.

     Research and development expenses decreased by 1.4% (3.3%, if adjusted for capitalized software development costs) for the second quarter of 1996 compared with the prior year's second quarter. The Company capitalized $219,000 of software development costs during the second quarter of 1996 compared with $271,000 in the second quarter of 1995. As a percentage of revenue, research and development expenditures were approximately 7% in 1996 and 1995.

     Net interest expense decreased by $85,000 or 28.0% compared to the second quarter of 1995 due to lower average borrowings and lower interest rates. Foreign exchange losses of $175,000 in the second quarter of 1996 resulted primarily from the weakening of certain European currencies against the British pound. This compares to a foreign exchange gain of $150,000 for the second quarter of 1995, resulting from a stronger Japanese yen versus the U.S. dollar and British pound.

                               INSTRON CORPORATION                    FORM 10-Q
                                  June 29, 1996                       PART I
                                                                      ITEM 2
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations



RESULTS OF OPERATIONS (continued)
- ---------------------------------

Quarter ended June 29, 1996 vs. Quarter ended July 1, 1995 (continued)
- -----------------------------------------------------------------------

     Net income of $912,000 for the second quarter of 1996 decreased by 29.2% compared to the second quarter of 1995. Earnings per share for the three months ended June 29, 1996, was 14 cents per share compared to 20 cents per share for the comparable prior year period. This decrease in earnings was principally due to the lower revenue.

     The consolidated effective tax rate was 38% in the second quarter of 1996 and 1995.

Six Months ended June 29, 1996 vs Six Months ended July 1, 1995
- ---------------------------------------------------------------

     Revenues for the six months ended June 29, 1996, decreased by 2.3% from the comparable 1995 period, due to the lower revenue reported in North America, as discussed above, partially offset by increased revenues in the Company's European and Asia/Latin America operations. Excluding the effect of changes in foreign exchange rates, total revenue would have increased by 0.9%. Foreign revenues accounted for approximately 63% of the consolidated first six months revenue compared to 58% in 1995.

     Gross margin as a percentage of revenue increased to 42.4% compared with 41.8% in the first half of 1995. The higher gross margin is principally due to improved service profitability and a mix of higher margin products.

     Selling and administrative expenses for the first six months of 1996 increased slightly compared to the same period in 1995 and as a percentage of revenue, selling and administrative expenses increased to 31.3% in the first half of 1996 compared to 30.5% for the same period last year, due primarily to the lower volume of revenue in 1996 compared to 1995.

                               INSTRON CORPORATION                    FORM 10-Q
                                  June 29, 1996                       PART I
                                                                      ITEM 2
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


     Research and development expenses decreased by 0.7% (increased by 1.8%, if adjusted for amounts capitalized as software development) for the first six months of 1996 compared with the same period in 1995. During the first half of 1996, the Company capitalized $624,000 of software development costs compared with $504,000 in the first half of 1995. As a percentage of revenue, research and development expenditures were 7.1% for the first half of 1996 compared to 6.8% for the same period in 1995.

     Net interest expense decreased by $224,000 or 32% compared to the first six months of 1995 due to lower average borrowings and lower interest rates.

     The consolidated effective tax rate was 38% for the six months ended June 29, 1996 and July 1, 1995.

     Net income was $691,000 for the first six months of 1996 compared to $1,902,000 for the same period in 1995. Earnings per share for the six months ended June 29, 1996 was 11 cents compared to 30 cents per share for the comparable period in 1995. The decrease in earnings was due to a special items charge of $1,812,000 ($1,123,000 net of taxes) recorded in the first quarter of 1996 (see Note 4) and to lower revenue in the second quarter of 1996. Excluding the effects of the special items charge, net income for the first six months of 1996 would have been $1,815,000 or 28 cents per share.

Financial Condition
- -------------------

     In the first half of 1996, the Company generated net operating cash flows of $3.4 million which was used to fund capital expenditures of $2.0 million and software development costs of $0.6 million. Cash and cash equivalents increased by $1.1 million in the first six months of 1996.

     At June 29, 1996, the Company had $12.8 million of available credit under its $25.0 million multicurrency revolving credit and term loan facility. The Company's subsidiaries have other overdraft and borrowing facilities for allowing advances of approximately $27.0 million of which $7.9 million were outstanding at June 29, 1996. The ratio of total debt to debt plus equity at June 29, 1996, was 26.1%, essentially unchanged from year-end 1995.

                               INSTRON CORPORATION                    FORM 10-Q
                                  June 29, 1996                       PART I
                                                                      ITEM 2
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


Financial Condition (continued)
- -------------------------------

     Accounts receivable decreased by $6.1 million from year-end 1995, which reflects the seasonally lower second quarter revenues. Inventories increased by $5.8 million from the end of 1995 as certain system orders are being completed for shipment in the third quarter of 1996. The inventory turnover ratio decreased to 2.64 from 2.90 at year-end 1995, as a result of the inventory build and lower shipments.

     The Company believes its present capital resources and anticipated operating cash flows are sufficient to meet its current and future cash requirements to finance operations, capital expenditures and acquisitions.

     The Company's order backlog was $35.0 million at the end of the second quarter of 1996, an increase of 8.2% from the end of the prior year's second quarter and a decrease of 3.2% from year end 1995.

     Bookings for the first six months of 1996 were $71.0 million, unchanged from the same period last year. Excluding the effect of changes in foreign exchange rates, bookings for the first half of 1996 would have increased by 3.2%. Bookings for the second quarter of 1996 decreased by 3.8% from the same period in 1995. Excluding the effect of changes in foreign exchange rates, bookings for the second quarter of 1996 would have increased by 0.5%.

     The Company anticipates that order bookings will improve in the second half of 1996. Based on this and the existing order backlog, the Company expects to meet its 1996 plan for revenue and earnings.

     This Form 10-Q contains forecasts of future revenues and earnings which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that the Company's quarterly operating results have varied in the past and are likely to vary in the future as a result of a number of factors, many of which are outside the control of the Company. Accordingly no assurances can be given that actual results will not differ materially from those projected in the forward-looking statements contained in this Form 10-Q. Certain factors that might cause such a difference include the following: the potential fluctuations in quarterly results due to unpredictable customer demands and the difficulty of projecting such fluctuations; the seasonality of the Company's business, including the decline of business in Europe during the summer months; increased competition in the Company's businesses and the impact of competitive products and pricing, including a willingness of competitors

                               INSTRON CORPORATION                    FORM 10-Q
                                  June 29, 1996                       PART I
                                                                      ITEM 2
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations



to cut prices in order to preserve or gain market share; the risks inherent in new product development and introductions, including uncertainty of customer acceptance and price-performance relative to competitors; dependency on suppliers, including supplier interruption of or price increases for materials, parts or components; the uncertainties of operating in a global economy, including fluctuations in the economic conditions of the foreign and domestic markets served by the Company which can affect the demand for its products and services as well as fluctuations in exchange rates and inflation all of which can affect the amounts of revenues and earnings reported by the Company; and the Company's ability to successfully integrate the products and operations of businesses acquired by the Company, including Wilson Instruments, Wolpert, Shore Instruments and potentially the Joint Venture which Instron anticipates it will enter into with Carl Schenck AG.

                             INSTRON CORPORATION                     FORM 10-Q
                                June 29, 1996                        PART II
                                                                     ITEM 2

                           Part II - Other Information

Item 1.  Legal Proceedings
- --------------------------

Neither the Registrant nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings.

Item 2.  Changes in the Rights of the Company's Security Holders
- ----------------------------------------------------------------

None.

Item 3.  Defaults Upon Senior Securities
- ----------------------------------------

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

At the 1996 Annual Meeting of Stockholders of the Registrant held on May 15, 1996, the three directors nominated by management, as listed in the Registrant's proxy statement, were elected. At the Annual Meeting, these three nominees received the following votes: George S. Burr, 5,715,680 For, 55,861 Withheld; Nicholas J. Grant: 5,673,791 For, 97,750 Withheld; John W. Lacey: 5,684,764 For, 86,777 Withheld. There were no abstentions or broker nonvotes with respect to the election of directors at the Annual Meeting.

Also at the Annual Meeting:

     In Stockholder Proposal II, to approve an amendment to the Corporation's 1992 Stock Incentive Plan, the following reflects the voting on this matter:

       FOR:  4,932,878; AGAINST: 789,740; ABSTAIN: 49,923
       ---              -------           -------

     In Stockholder Proposal III, the shareholder Proposal relating to employee compensation arrangements, the following reflects the voting on this matter:

       FOR:  2,094,053; AGAINST: 3,159,238; ABSTAIN: 54,760; NON-VOTING: 463,490
       ---              -------             -------          ----------

     In Stockholder Proposal IV, the shareholder proposal relating to non-employee director compensation, the following reflects the voting on this matter:

       FOR: 1,304,745; AGAINST: 3,950,713; ABSTAIN: 52,493; NON-VOTING: 463,590
       ---             -------             -------          ----------

                              INSTRON CORPORATION                  FORM 10-Q
                                 June 29, 1996                     PART II
                                                                   ITEM 2

                           Part II - Other Information


Item 5.  Other Information
- --------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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



                                              INSTRON CORPORATION




Date: August 9, 1996                          By/s/ James M. McConnell
                                              ------------------------

                                              James M. McConnell
                                              President and
                                              Chief Executive Officer







Date: August 9, 1996                          By/s/ Linton A. Moulding
                                              ------------------------

                                              Linton A. Moulding
                                              Chief Financial Officer