Form 10-Q
period 1996-09-28
INSTRON CORP
filed 1996-11-12
CIK 50716

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996
                                               ------------------

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO
                                          -----------  -----------

                          COMMISSION FILE NUMBER 1-5641
                                                 ------

                               INSTRON CORPORATION
             (Exact name of registrant as specified in its Charter)

               MASSACHUSETTS                          04-2057203
      (State or other jurisdiction of      (I.R.S.Employer Identification No.)
      incorporation or organization)

               100 ROYALL STREET
             CANTON, MASSACHUSETTS                       02021
    (Address of Principal executive offices)           (Zip Code)


                                 (617) 828-2500
              (Registrant's telephone number, including area code)


                    -----------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

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

The number of shares outstanding of each of the issuer's classes of common stock as of November 8, 1996.

                 COMMON STOCK, $1 PAR VALUE -- 6,413,157 SHARES
--------------------------------------------------------------------------------


                        INSTRON CORPORATION                        FORM 10-Q
                 Consolidated Statement of Income                  PART I
                            (Unaudited)                            ITEM 1
                 (In thousands, except share data)

                                             For the three months ended
                                      -------------------------------------------
                                       September 28, 1996      September 30, 1995
                                      -------------------------------------------

Revenue:
    Sales                                  $   32,430             $   28,557
    Service                                     6,064                  5,372
                                           ----------             ----------
    Total revenue                              38,494                 33,929
                                           ----------             ----------

Cost of revenue:
    Sales                                      19,043                 15,382
    Service                                     3,963                  3,949
                                           ----------             ----------
      Total cost of revenue                    23,006                 19,331
                                           ----------             ----------

        Gross Profit                           15,488                 14,598
                                           ----------             ----------

Operating expenses:
    Selling and administrative                 10,684                 10,813
    Research and development                    2,131                  2,135
                                           ----------             ----------

      Total operating expenses                 12,815                 12,948
                                           ----------             ----------

      Income from operations                    2,673                  1,650
                                           ----------             ----------

Other expenses:
    Interest                                      272                    359
    Foreign exchange (gains) losses                83                     19
                                           ----------             ----------

      Total other expenses                        355                    378
                                           ----------             ----------

Income before income taxes                      2,318                  1,272

Provision for income taxes                        881                    484
                                           ----------             ----------

Net income                                 $    1,437             $      788
                                           ==========             ==========


Net income per common share (Note 2)       $      .22             $     0.12
                                           ==========             ==========


Average common and equivalent shares
 outstanding (Note 2)                       6,496,992              6,432,829
                                           ==========             ==========

Dividends declared per share of
 common stock                              $     0.04             $     0.04
                                           ==========             ==========



           See accompanying Notes to Consolidated Financial Statements


                          INSTRON CORPORATION                        FORM 10-Q
                   Consolidated Statement of Income                  PART I
                              (Unaudited)                            ITEM 1
                   (In thousands, except share data)

                                           For the nine months ended
                                   -----------------------------------------
                                   September 28, 1996     September 30, 1995
                                   -----------------------------------------

Revenue:
    Sales                              $   91,570             $   89,836
    Service                                17,485                 16,316
                                       ----------             ----------
      Total revenue                       109,055                106,152
                                       ----------             ----------

Cost of revenue:
    Sales                                  51,896                 49,731
    Service                                11,776                 11,650
                                       ----------             ----------
      Total cost of revenue                63,672                 61,381
                                       ----------             ----------

    Gross Profit                           45,383                 44,771
                                       ----------             ----------

Operating expenses:
    Selling and administrative             32,781                 32,839
    Research and development                6,536                  6,573
    Special items charge (Note 4)           1,812                      0
                                       ----------             ----------
      Total operating expenses             41,129                 39,412
                                       ----------             ----------

    Income from operations                  4,254                  5,359
                                       ----------             ----------

Other expenses:
    Interest                                  746                  1,057
    Foreign exchange gains                     75                    (37)
                                       ----------             ----------

      Total other expenses                    821                  1,020
                                       ----------             ----------

Income before income taxes                  3,433                  4,339

Provision for income taxes                  1,305                  1,649
                                       ----------             ----------

Net income                             $    2,128             $    2,690
                                       ==========             ==========

Net income per common share (Note 2)   $      .33             $     0.42
                                       ==========             ==========

Average common and equivalent shares
 outstanding (Note 2)                   6,524,899              6,419,179
                                       ==========             ==========

Dividends declared per share of
 common stock                          $      .12             $     0.11
                                       ==========             ==========



          See accompanying Notes to Consolidated Financial Statements


                            INSTRON CORPORATION                     FORM 10-Q
                         Consolidated Balance Sheet                 PART I
                      (In thousands, except share data)             ITEM 1

                                                   September 28,    December 31,
                                                       1996             1995
                                                   -------------    ------------
                                                   (unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                          $  2,103         $  1,644
  Accounts receivable (net of
   allowance for doubtful accounts of
  $982 in 1996 and $1,040 in 1995)                     46,547           47,504
  Inventories                                          28,221           24,337
  Deferred income taxes                                 3,620            3,544
  Prepaid expenses and other current assets             2,707            2,835
                                                     --------         --------

    Total current assets                               83,198           79,864

Property, plant and equipment, net                     21,382           21,809
Deferred income taxes                                   1,422            1,476
Other assets                                            8,636           10,185
                                                     --------         --------

    Total assets                                     $114,638         $113,334
                                                     ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $  8,873         $  8,650
  Accounts payable                                      6,323            9,746
  Accrued liabilities                                  13,577           12,704
  Accrued employee compensation and benefits            5,126            6,135
  Accrued income taxes                                  1,430            2,496
  Advance payments received on contracts                2,123            1,874
                                                     --------         --------

    Total current liabilities                          37,452           41,605

Long-term debt                                         15,353           11,225
Other long-term liabilities                             3,994            4,402
                                                     --------         --------

    Total liabilities                                  56,799           57,232
                                                     --------         --------

Stockholders' equity:
  Preferred stock, $1 par value; 1,000,000
   shares authorized, none issued                           0                0
  Common stock, $1 par value; 10,000,000 shares
   authorized, 6,488,109 and 6,415,321 shares
   issued, respectively                                 6,488            6,415
  Additional paid in capital                            3,246            2,538
  Retained earnings                                    53,799           52,439
  Cumulative translation adjustment                    (4,980)          (4,576)
                                                     --------         --------

                                                       58,553           56,816
  Less:  Treasury stock of 74,952 shares
   at cost                                                714              714
                                                     --------         --------

     Total stockholders' equity                        57,839           56,102
                                                     --------         --------

     Total liabilities and stockholders' equity      $114,638         $113,334
                                                     ========         ========


           See accompanying Notes to Consolidated Financial Statements


                          INSTRON CORPORATION                    FORM 10-Q
                   Consolidated Statement of Cash Flows          PART I
                              (Unaudited)                        ITEM 1

(In thousands)                                       For the nine months ended
                                               ----------------------------------------
                                               September 28, 1996    September 30, 1995
                                               ----------------------------------------

Cash flows from operating activities:
  Net income                                           $ 2,128             $ 2,690
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                       5,105               5,048
     Provision for losses on accounts receivable            81                  80
     Increase (decrease) in deferred taxes                 (97)                 13
     Changes in assets and liabilities, excluding
      the effects from purchase of business:
         Decrease in accounts receivable                   588               1,048
         Increase in inventories                        (3,778)             (4,777)
         (Increase) decrease in prepaid expenses
          and other current assets                         134                (318)
         Increase (decrease) in accounts
          payable and accrued expenses                  (4,283)             (4,749)
         Increase (decrease) in other long-term
          liabilities                                     (202)                679
         Other                                             345                 959
                                                       -------             -------

     Net cash provided by operating activities              21                 673
                                                       -------             -------

Cash flows from investing activities:
  Capital expenditures                                  (3,039)             (4,153)
  Capitalized software costs                              (793)               (725)
  Purchase of business, net of cash acquired                 0              (2,660)
  Other                                                    165                 135
                                                       -------             -------

     Net cash used by investing activities              (3,667)             (7,403)
                                                       -------             -------

Cash flows from financing activities:
  Net borrowings under revolving credit and
   term loan facility                                    4,123               4,181
  Net short-term borrowings                                188               4,002
  Cash dividends paid                                     (768)               (696)
  Proceeds from exercise of stock options                  561                 196
                                                       -------             -------

    Net cash provided by financing activities            4,104               7,683
                                                       -------             -------
Effect of exchange rate changes on cash                      1                 (76)
                                                       -------             -------
Net increase in cash and cash equivalents                  459                 877
                                                       -------             -------
Cash and cash equivalents at beginning of year           1,644               1,877
                                                       -------             -------
Cash and cash equivalents at end of period             $ 2,103             $ 2,754
                                                       =======             =======

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                           $ 1,233             $ 1,346
    Income taxes                                         1,328               1,509
Supplemental disclosures of non-cash investing
  and financing activities:
Liabilities incurred or assumed
 in business acquisition                               $     0             $   345


           See accompanying Notes to Consolidated Financial Statements

                              INSTRON CORPORATION                      FORM 10-Q
                   Notes to Consolidated Financial Statements          PART I
                         September 28, 1996 (unaudited)                ITEM 1


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

     In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.   Net Income per Share
     --------------------

     Net income per share is based on the weighted average number of common shares and common share equivalents outstanding.

3.   Inventories
     -----------

     (In thousands)                September 28, 1996   December 31, 1995
                                   ------------------   -----------------

     Raw Materials                      $13,353              $11,269
     Work-in-process                      6,621                5,257
     Finished goods                       8,247                7,811
                                        -------              -------
                                        $28,221              $24,337
                                        =======              =======


     Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is principally used for inventories in the United States and the Asian branches. The Company uses the first-in, first-out (FIFO) method for all

                               INSTRON CORPORATION                     FORM 10-Q
                   Notes to Consolidated Financial Statements          PART I
                         September 28, 1996 (unaudited)                ITEM 1



3.   Inventories (continued)
     -----------------------

     other inventories. Inventories valued at LIFO amounted to $12,277,000 and $9,721,000 at September 28, 1996 and December 31, 1995, respectively. The excess of current cost over stated LIFO value was $4,803,000 at September 28, 1996 and $4,535,000 at December 31, 1995.

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

                              INSTRON CORPORATION                      FORM 10-Q
                               September 28, 1996                      PART I
                                                                       ITEM 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations
---------------------

Quarter ended September 28, 1996 vs. Quarter ended September 30, 1995
---------------------------------------------------------------------

     Revenues for the third quarter of 1996 increased by 13.5% over the same period last year as revenues were particularly strong in North America and worldwide service revenues increased by 12.9%. Included in the third quarter revenues for North America were certain shipments that were delayed in the second quarter of 1996. Foreign revenues accounted for approximately 57% of consolidated revenues compared to 63% in 1995.

     Gross margin as a percentage of revenue decreased to 40.2% for the third quarter of 1996 compared to 43.0% for the third quarter of 1995. The decrease in margin was due to a mix of lower margin products, particularly in the servohydraulic product-line, and competitive pricing pressures, partially offset by improvements in service profitability.

     Selling and administrative expenses decreased by 1.2% compared to the previous year's third quarter. As a percentage of revenue, selling and administrative expenses were 27.8% compared to 31.9% in 1995. Research and development expenses were essentially unchanged (decreased by 2.4%, if adjusted for amounts capitalized as software development) for the third quarter of 1996 compared with the prior year's third quarter. As a percentage of revenue, research and development expenditures (including amounts capitalized) were 6.0% and 6.9% in the third quarter of 1996 and 1995, respectively. The Company capitalized $169,000 of software development costs during the third quarter of 1996 compared with $222,000 in the third quarter of 1995.

     Net interest expense decreased by $87,000 or 24.2% compared to the third quarter of 1995 due primarily to lower average borrowings. Foreign exchange losses increased by $64,000 over the third quarter of 1995 due principally to the weakening of certain European currencies against the British pound.

     The consolidated effective tax rate was 38% for the third quarter of 1996 and 1995.

                         INSTRON CORPORATION                          FORM 10-Q
                           September 28, 1996                         PART I
                                                                      ITEM 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

     Net income of $1,437,000 for the third quarter of 1996 increased by 82.4% compared to the third quarter of 1995. Earnings per share for the three months ended September 28, 1996 was 22 cents compared to 12 cents per share for the comparable prior year period. The increase in earnings is principally due to the higher sales volume and control over operating expenses.

Nine Months ended September 28, 1996 vs. Nine Months ended September 30, 1995
-----------------------------------------------------------------------------

     Revenue for the nine months ended September 28, 1996 increased by 2.7% over the comparable 1995 period due to increased revenues in the Company's European and Asia/Latin America operations and higher service revenue. Foreign revenues accounted for approximately 61% of the consolidated revenues in 1996 and 63% in 1995.

     Gross margin as a percentage of net revenue decreased to 41.6% compared to 42.2% for the same period last year. The lower gross margin is due to a mix of lower margin products partially offset by improved service profitability.

     Selling and administrative expenses for the first nine months of 1996 were essentially unchanged compared to the same period in 1995. As a percentage of revenue, selling and administrative expenses were 30.1% for the nine months ended September 28, 1996 compared to 30.9% for the comparable period last year. Research and development expenses decreased slightly (increased slightly, if adjusted for amounts capitalized as software development) for the first nine months of 1996 compared with the same period in 1995. As a percentage of revenue, research and development expenditures (including amounts capitalized) were 6.7 % in 1996 and 6.9% in 1995. During the first nine months of 1996, the Company capitalized $793,000 of software development costs compared with $725,000 for the same period in 1995.

     Net interest expense decreased by $311,000 or 29.4% compared to the first nine months of 1995, due primarily to lower average borrowings. Foreign exchange losses of $75,000 for the first nine months of 1996 were primarily due to the weakening of certain European currencies against the British pound. This compares to foreign exchange gains of $37,000 for the same period in 1995.

                               INSTRON CORPORATION                    FORM 10-Q
                               September 28, 1996                     PART I
                                                                      ITEM 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

     The consolidated effective tax rate was 38% for the first nine months of 1996 and 1995.

     Net income was $2,128,000 for the first nine months of 1996 compared to $2,690,000 for the same period in 1995. Earnings per share for the nine months ended September 28, 1996 was 33 cents compared to 42 cents per share for the comparable period in 1995. The decrease in earnings was due to a special items charge of $1,812,000 ($1,123,000 net of taxes) recorded in the first quarter of 1996 (see Note 4) partially offset by higher revenues and lower operating expenses. Excluding the effects of the special items charge, net income for the first nine months of 1996 would have been $3,252,000 or 50 cents per share.

Financial Condition
-------------------

     In the first nine months of 1996, the Company generated net cash flows from operations of $21,000. The low amount of net cash flows from operations was due to the timing of certain accounts payable and accrued expense payments, the increase in inventories to support expected fourth quarter shipments and a $1.3 million payment to fund the Company's U.S. pension plan liability. Other uses of cash included the funding of capital expenditures of $3.0 million and software development costs of $0.8 million.

     At September 28, 1996, the Company had $9.6 million of available credit under its $25.0 million multicurrency revolving credit and term loan facility. The Company anticipates the potential joint venture with Carl Schenck A.G., as previously disclosed, will be completed in the near future and in connection with such transaction the Company expects to utilize most of the remaining funds available under the existing Multicurrency Revolving Credit and Term Loan Facility. To provide for sufficient operating funds to meet current and future business requirements, the Company anticipates it will amend its Multicurrency Revolving Credit and Term Loan Facility. The amendment will increase borrowing availability by $10 million to $35 million. The Company's subsidiaries have other overdraft and borrowing facilities which allow for advances of approximately $27.0 million, of which $8.9 million were outstanding at September 28, 1996. The ratio of total debt to debt plus equity at September 28, 1996, was 29.5%, compared to 26.2% at year-end 1995.

     The Company believes its available capital resources, anticipated operating cash flows and borrowing facilities, as discussed above, are sufficient to obtain funds necessary to meet its current and future business requirements.

                               INSTRON CORPORATION                    FORM 10-Q
                               September 28, 1996                     PART I
`                                                                     ITEM 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The Company's order backlog was $35.3 million at the end of the third quarter of 1996, a decrease of 2.2% from the end of the prior year's third quarter and from year end 1995.

     Bookings for the third quarter of 1996 decreased by 3.4% from the third quarter of 1995. Bookings for the first nine months of 1996 decreased by 1.2% from the same period last year.

     Based on the current bookings activity, particularly in North America and Asia/Latin America, and the level of backlog entering the fourth quarter, the Company anticipates that earnings before special items charges for 1996 will exceed the fiscal year 1995 results.

     This Form 10-Q contains forecasts of future revenues and earnings which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that the Company's quarterly operating results have varied in the past and are likely to vary in the future as a result of a number of factors, many of which are outside the control of the Company. Accordingly no assurances can be given that actual results will not differ materially from those projected in the forward-looking statements contained in this Form 10-Q. Certain factors that might cause such a difference include the following: the potential fluctuations in quarterly results due to unpredictable customer demands and the difficulty of projecting such fluctuations; the seasonality of the Company's business, including the decline of business in Europe during the summer months; increased competition in the Company's businesses and the impact of competitive products and pricing, including a willingness of competitors to cut prices in order to preserve or gain market share; the risks inherent in new product development and introductions, including uncertainty of customer acceptance and price-performance relative to competitors; dependency on suppliers, including supplier interruption of or price increases for materials, parts or components; the uncertainties of operating in a global economy, including fluctuations in the economic conditions of the foreign and domestic markets served by the Company which can affect the demand for its products and services; fluctuations in exchange rates, interest rates and inflation, all of which can affect the amounts of revenues and earnings reported by the Company; the Company's ability to successfully integrate the products and operations of businesses acquired by the Company, including Wilson Instruments, Wolpert and Shore Instruments; and the uncertain effect on operating results of the potential joint venture between the Company and Carl Schenck A.G.

                               INSTRON CORPORATION                    FORM 10-Q
                               September 28, 1996                     PART I
                                                                      ITEM 2

                          Part II - Other Information

Item 1.   Legal Proceedings
-------   -----------------
          Neither the Registrant nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings.


Item 2.   Changes in the Rights of the Company's Security Holders
-------   -------------------------------------------------------
          None.


Item 3.   Defaults Upon Senior Securities
-------   -------------------------------
          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------
          None.


Item 5.   Other Information
-------   -----------------
          None.


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     a.   Exhibits
          --------

          Exhibit 11 - Computation of Primary and Fully Diluted
                       Earnings per Share.

          Exhibit 27 - Financial Data Schedule

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



                                        INSTRON CORPORATION

          Date: November 8, 1996        By /s/ James M. McConnell
                                        -------------------------
                                        James M. McConnell
                                        President and
                                        Chief Executive Officer


          Date: November 8, 1996        By /s/ Linton A. Moulding
                                        -------------------------
                                        Linton A. Moulding
                                        Chief Financial Officer