Form 10-K
period 1996-12-31
INSTRON CORP
filed 1997-03-31
CIK 50716

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the Fiscal year ended December 31, 1996

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, $1 PAR VALUE                      AMERICAN STOCK EXCHANGE
    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (Title of class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

     The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of March 14, 1997 was $65,833,790.

The number of shares outstanding of each of the issuer's classes of common stock as of March 14, 1997 was 6,519,687.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.

================================================================================

PART I

ITEM 1. BUSINESS

THE COMPANY

     Instron Corporation ("Instron" or the "Company") designs, develops, manufactures, markets, and services materials testing systems, software, and accessories. These products are used principally in research and development and quality control applications to test the mechanical properties of various materials, components, and structures. The materials tested include metals, plastics, textiles, composites, ceramics and rubber. Instron systems test virtually all natural and man-made materials from fragile fibers to the exotic materials needed for space exploration.

     In the worldwide market for these systems, Instron is a leading producer of static (electromechanical), dynamic (servohydraulic), and hardness testing systems. Instron offers a comprehensive range of instruments and computer based materials testing systems that provide and enhance control of the testing process, data collection and analysis.

     Instron's products typically are assembled from a number of company-designed standard hardware and software modules and accessories, selected and configured for the customer's specific application. Additional hardware, software and accessories may be added to the system at a later date.

     The Company has sales and service offices in 11 United States cities and 16 foreign countries. Approximately 60% of the Company's revenues are derived from sales outside the United States. Principal manufacturing facilities are located in the United States and the United Kingdom.

PRINCIPAL MARKETS

     The Company's principal markets are industry, educational institutions and governments; organizations that need to understand the characterization and properties of materials.

     INDUSTRY - Most major industries use materials testing as a part of their research and development and quality control activities. Industrial research focuses upon developing new materials, substitute materials, or new uses for existing materials; reducing manufacturing or operating costs; and improving product quality and durability.

     Industrial quality control involves testing the properties of finished products as well as materials purchased as part of the manufacturing process.

      EDUCATIONAL INSTITUTIONS - Educational institutions use Instron products for both basic research and instruction in materials science. The Company places particular emphasis on educational institutions because scientists and engineers trained on Instron equipment may influence additional sales of the Company's products later in their careers.

      GOVERNMENTS - Government and government agency use principally involves testing products to support defense, space, and civil engineering programs, to ascertain compliance with safety and other legal requirements, and to conduct research on new materials and emerging technologies.

PRINCIPAL PRODUCTS

      Instron offers a comprehensive range of general-purpose materials testing systems, application software, and accessories within two principal product lines: static systems and dynamic systems. The major distinction between a static system and a dynamic system is the means used to apply force to the test specimen. The former uses a screw-driven moving crosshead and the latter a servo-controlled hydraulic actuator. Many tests can be carried out equally well with either a static or dynamic test machine. However, if the test requires extremely rapid rates of loading, or if it is a test of endurance in which the material is subjected to rapidly fluctuating loads, then the dynamic test machine is appropriate. Instron's product offerings vary in the force capacity of the machines, the complexity of the drive system, and the sophistication of the control electronics, the computer system, and the software.

      STATIC SYSTEMS - Static (electromechanical) systems consist of a frame, a moving crosshead, a load cell, grips, and electronic modules to control the test and analyze the test data. Static systems typically stretch or compress the material being tested at a user selected, constant speed that ranges from fractional microns per minute to one meter per minute. These systems continuously measure the precise force being applied and the resulting deformation of the material at various time intervals. They also analyze the results of the test, and either print, graph or electronically display them.

      Instron's static product offerings include the cost effective Series 4400 product line and the high-performance Series 5500 product line. The Series 5500 systems are generally used for research and development and are equipped with software and many accessories. Quality control applications usually require fewer accessories and less breadth of application capability.

      The prices of static systems generally range from $15,000 to $150,000. Static testing systems and related accessories accounted for approximately 69%, 69%, and 71% of the Company's revenue in 1996, 1995 and 1994, respectively.

     DYNAMIC SYSTEMS - Dynamic (servohydraulic drive) systems allow repeated deformation of the material being tested to simulate in-use conditions over an extended period of time. These systems use a servo-controlled hydraulic actuator, a load cell, grips and electronic modules to control the test and analyze the test data.

     Software, computer control, and data analysis are features routinely added to basic dynamic systems. The computer may be used to command actuator motion to simulate real-life loading conditions. It is also used to store and analyze data and display parameters of performance and endurance for test materials or test components.

     Utilizing the Company's engineering expertise, dynamic systems are often customized to fit the need of a customer's particular test application. Machines can be configured not only to stretch or compress the material being tested, but also to simultaneously twist it or subject it to other forms of complex loading.

     The dynamic product line includes structural testing systems. These systems are used to test a wide range of automotive components from suspension and steering systems to entire vehicles. They typically consist of several actuators that push and pull the structure at different points, and sensors that collect and transmit the resulting data to a central processing unit.

    The prices of dynamic systems generally range from $40,000 to $400,000 with very complex structures systems ranging as high as several million dollars. Dynamic systems and related accessories accounted for approximately 31%, 31% and 29% of the Company's sales in 1996, 1995 and 1994, respectively.

    HARDNESS TESTING SYSTEMS - Instron is in the forefront of development for new hardness-testing systems. These systems indent the surface of a material under a controlled force. The size of the resulting indentation gives an indication of the hardness of the surface of the material.

    The Series 2000 hardness-testing machine takes advantage of the latest digital control technology by offering closed-loop control of hardness testing.

    The prices of hardness testing machines range from $2,000 to $20,000. The sales of hardness testing systems and related accessories are included in the percentage amounts for static systems set forth above.

    SERVICE - In recent years, the Company has invested in new service offerings, including calibration, extended warranties, software support, upgrade contracts and telephone support. The service business accounted for approximately 16%, 15%, and 15% of the Company's total revenue in 1996, 1995, and 1994, respectively. The service revenue is included in the percentage amounts for static and dynamic systems set forth above.

     OTHER PRODUCTS AND ACCESSORIES - Instron manufactures and sells a wide range of other products and accessories. The products include durometers, impact testers, and asphalt binder testers. Typical accessories include application software, grips, fixtures, optical/video extensometers that measure precisely the deformation of the material being tested without actually contacting it, robotic devices that automatically feed test specimens to the systems, and environmental control accessories. Accessories can be included with the initial purchase or subsequently purchased in order to expand the capability of the original machine.

     The Company also has license agreements with third parties for the exclusive sale of certain products, including software, in the material testing industry.

     These other products and accessories for static and dynamic equipment purchased separately from the original sale of equipment are included in the percentage amounts for static and dynamic systems set forth above.

RESEARCH AND DEVELOPMENT

     The Company maintains major research and development staffs at its U.S. and U.K. manufacturing facilities. These development staffs often work directly with industrial and government researchers and the materials science departments of universities to create leading edge solutions to materials testing applications.

     Instron is a pioneer in the development and application of electronic measurement and drive systems techniques in materials testing systems. The Company has continuously designed, developed, and marketed state-of-the-art testing systems, software, and accessories, including digitally controlled static testing systems and dynamic systems, low-cost static systems for the quality control market, software, and microprocessor-based system controllers to be used in conjunction with its entire product line.

     In 1996, the Company expensed $8,616,000 on research and development activities, compared with $8,782,000 in 1995, and $8,062,000 in 1994. In addition, the Company has capitalized certain software development costs of $1,144,000, $1,315,000, and $792,000 during 1996, 1995 and 1994, respectively.
Had these costs been included as expenses during such periods, research and development expenses would have decreased by 3% in 1996 compared to an increase of 14% in 1995 and a decrease of 3% in 1994. The Company, in recent years, has focused its research and development expenditures on revitalizing the static and dynamic product lines, developing new hardness testing machines, developing new software and enhancements, and redesigning products to reduce manufacturing costs. These new products and enhancements do not, in the Company's opinion, present a significant risk that on-hand inventory, which supports existing models, will be made obsolete because of the interchangeability of parts and the lead time available before the introduction of new products.

COMPETITIVE CONDITIONS

     The Company competes with a number of other manufacturers, some of whom have greater financial, technical and marketing resources than the Company. The intensity of the competition varies by product line and by geographic area. Competition in the United States is greatest in the dynamic line, where the Company has one major domestic competitor, MTS Systems Corporation. Competition in foreign markets is greatest in Germany and Japan, where there are major local manufacturers. The principal competitive factors are engineering excellence, the quality and technical capability of the equipment, responsiveness to customer needs, quality of service, and price performance.

BACKLOG

     At December 31, 1996, the Company's backlog of orders was approximately $34,361,000 compared with $36,136,000 at December 31, 1995. The Company anticipates that essentially the entire backlog at December 31, 1996 will be shipped during 1997.

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

NUMBER OF EMPLOYEES

     At December 31, 1996 the Company employed 1,095 people worldwide.

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

FOREIGN OPERATIONS

     Foreign operations represent a significant portion of the Company's business. The Company's branches and subsidiaries outside of the United States accounted for 61% of the Company's total revenue in 1996, 60% in 1995 and 60% in 1994. The Company believes that the business and political risk of operating in its current foreign markets is not, in the aggregate, materially greater than the risk undertaken by the Company in the United States. The Company's principal foreign assets are located in the United Kingdom.

     Foreign exchange fluctuations can have a significant impact on the Company's consolidated net assets and results of operations as reported in U.S. dollars. However, the Company believes that these fluctuations generally have not had, and it does not expect them to have, a significant economic effect on the Company's business since foreign operations are generally financed, and revenues and expenses are, for the most part, paid in local currencies, except for intercompany purchases which are closely monitored. Financial information concerning domestic and foreign operations appears in Notes 1 and 2 in the "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included as part of this report.

ITEM 2. PROPERTIES

     The Company's corporate headquarters and principal United States manufacturing facility is located on 66 acres of Company-owned land at the junction of Routes 128 and 138 in Canton, Massachusetts, approximately 15 miles from Boston. This facility provides 140,500 square feet of office and manufacturing space. In August 1996, the Company signed a Purchase & Sale Agreement with Reebok International Ltd. ("Reebok") to sell 42 acres, which are considered excess to current and future needs, for approximately $13.5 million. Reebok must gain numerous approvals and permits from various regulatory agencies before the sale can be finalized.

     The Company's principal foreign facility provides 120,000 square feet of office and manufacturing space located on seven acres of Company-owned land in High Wycombe, England, approximately 30 miles west of London.

     The Company has 31 sales offices and demonstration centers which are located throughout the United States and in 16 foreign countries. The Company believes that all properties are adequate and suitable for its present needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are not involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the executive officers of the Company are listed below along with their business experience during the past five years.

NAME, AGE AND POSITION              BUSINESS EXPERIENCE DURING PAST 5 YEARS
----------------------              ---------------------------------------

James M. McConnell, 56              Mr. McConnell joined Instron Corporation
President and Chief                 in April of 1990 as President and Chief
 Executive Officer                  Executive Officer. From 1987 to 1990,
                                    Mr. McConnell was President and Chief
                                    Executive Officer of Automatic Switch
                                    Company, and from 1986 to 1987, he was
                                    President of Rosemont, Inc. (both are
                                    wholly-owned subsidiaries of Emerson
                                    Electric Co.).

Joseph E. Amaral, 49                Mr. Amaral joined Instron Corporation
Vice President, General Manager     in 1978. Since 1985, Mr. Amaral has held
 of North America Operations        positions as Corporate Technical Staff
                                    Engineer, Corporate Technology Manager,
                                    Corporate Product Planning Manager, and
                                    Vice President, Corporate Technical
                                    Director. In March of 1995, he was elected
                                    Vice President, General Manager of North
                                    America Operations.

Kenneth L. Andersen, 55             Mr. Andersen joined Instron Corporation
Vice President, Sales               in June of 1983. Since 1983, Mr. Andersen
 North America                      has held positions as Director of Software
                                    Business Group, Director of Structures
                                    Business Group, and Corporate Marketing
                                    Director. In February of 1993, he was
                                    elected Vice President of Sales, North
                                    America.

John R. Barrett, 42                 Mr. Barrett joined Instron Corporation in
Treasurer                           1988 as Assistant Treasurer. From 1979 to
                                    1988, Mr. Barrett held various financial management positions with Computervision
                                    Corporation. In February of 1993, he was elected Treasurer of the Corporation.

Jonathan L. Burr, 49                Mr. Burr joined Instron Corporation in 1979.
Vice President, Corporate           He has held positions as Personnel Admini-
 Director of Human Resources        strator, Director of Personnel, and
                                    Corporate Director of Human Resources. In
                                    February of 1993, he was elected Vice
                                    President, Corporate Director of Human
                                    Resources. Mr. Burr is the son of George S.
                                    Burr, Vice Chairman of the Board of
                                    Directors.

NAME, AGE AND POSITION              BUSINESS EXPERIENCE DURING PAST 5 YEARS
----------------------              ---------------------------------------

Yahya Gharagozlou, 41               Mr. Gharagozlou joined Instron Corporation
Vice President, Corporate           in 1981. He has held positions as
Technical Director                  Application Engineer, Assistant Product
                                    Manager, Corporate Product Manager for
                                    Software, Marketing Manager, Product
                                    Planning Manager and Director of
                                    Engineering. In February of 1996, he was elected Vice President, Corporate Technical
                                    Director.

Arthur D. Hindman, 53               Mr. Hindman joined Instron Corporation in
Vice President and General          1979. Since 1979, Mr. Hindman has held
 Manager, Asia Pacific/             positions as Manager, Marketing
 Latin America                      Administration; International Sales Manager,
                                    and General Manager, Asia/Latin America. In
                                    February of 1993, he was elected Vice
                                    President and General Manager, Asia
                                    Pacific/Latin America. Mr. Hindman is the son of Harold Hindman, Chairman of the Board of Directors.

Norman Smith, 50                    Mr. Smith joined Instron Limited in 1982 as
Vice President and Managing         Marketing Director Designate and assumed the
Director of Instron Limited         position of Marketing Director in 1983. In
                                    January, 1996, he was promoted to Deputy
                                    Managing Director and was elected Vice
                                    President of Instron and Managing Director of Instron Limited in November of 1996.

Linton A. Moulding, 43              Mr. Moulding joined Instron Corporation in
Chief Financial Officer             1985. He has held positions as Corporate
                                    Controller, Director of U.S. Operations,
                                    Corporate Vice President of Manufacturing, and Vice President of Finance and Treasurer.
                                    In February of 1993, he was elected Chief
                                    Financial Officer of the Corporation.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the American Stock Exchange under the symbol ISN. The table below sets forth the high and low sales prices of the Common Stock and the dividends declared during the two most recent fiscal years.


                               1996                           1995
                   -----------------------------   ----------------------------
                                         Cash                           Cash
                      Market Price     Dividends      Market Price    Dividends
                     High      Low     Declared      High      Low    Declared
                   -------   -------   ---------   -------   -------  ---------

First quarter      $14.500   $12.625    $  .04     $13.625   $11.125  $  .07
Second quarter      14.375    13.000       .04      13.000    11.250     .00
Third quarter       14.375    11.000       .04      13.625    11.375     .04
Fourth quarter      14.250    11.375       .04      14.500    11.625     .04
                                        ------                        ------
     Total year                         $  .16                        $  .15
                                        ======                        ======

The number of holders of record of the Company's Common Stock at December 31, 1996 was 510. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

ITEM 6. SELECTED FINANCIAL DATA


In thousands, except per share data           1996         1995         1994         1993(1)      1992
--------------------------------------------------------------------------------------------------------
OPERATING RESULTS

Bookings of new orders                     $ 161,692    $ 155,092    $ 138,947    $ 124,998    $ 112,369
Total revenue                                153,113      150,571      136,192      122,827      116,268
Income from operations                         9,145        8,921        8,082        5,034        6,123
Income before taxes                            7,385        7,684        6,979        3,883        5,659
Provision for income
 taxes                                         2,803        2,689        2,442        1,398        1,954
Net Income                                     4,582        4,995        4,537        2,485        3,705
Backlog                                       34,361       36,136       32,687       29,063       22,988
Research & development                         8,616        8,782        8,062        7,248        8,097

FINANCIAL POSITION
Working capital                            $  44,094    $  38,259    $  33,849    $  31,070    $  28,058
Total assets                                 121,833      113,334      102,294       99,153       79,165
Total debt                                    23,919       19,875       17,818       21,718        7,646
Stockholders' equity                          62,401       56,102       51,926       46,897       45,847
Capital expenditures                           4,473        4,510        4,286        4,323        3,478

PER SHARE OF COMMON STOCK
Net income                                 $     .70    $     .78    $     .72    $     .39    $     .59
Dividends declared                               .16          .15          .12          .12          .12
Book value                                      9.68         8.85         8.26         7.46         7.29

PERFORMANCE MEASUREMENT

Pre-tax income as a % of
 total revenue                                   4.8%         5.1%         5.1%         3.2%         4.9%

Net income as a % of
 total revenue                                   3.0          3.3          3.3          2.0          3.2

Return on average
 stockholders' equity                            7.7          9.2          9.2          5.4          7.9

Revenue growth                                   1.7         10.6         10.9          5.6         (8.0)
Total debt as a % of debt
 plus equity                                    27.7         26.2         25.5         31.7         14.3

Working capital ratio                          2.2:1        1.9:1        1.9:1        1.8:1        2.1:1


(1) Effective January 1, 1993, the Company acquired certain assets of Wilson Instruments, Inc. ("Wilson"). The operating results of Wilson are included in the Company's consolidated results of operations from the date of acquisition. In the third quarter of fiscal 1993, the Company acquired Amsler Otto Wolpert-Werke GmbH ("Wolpert"). The Company's results include the results of operations of Wolpert since August 24, 1993, the date of the acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Instron reported net income of $4.6 million, or 70 cents per share, for the year ended December 31, 1996, compared with $5.0 million or 78 cents per share in 1995. Net income in 1996 included a special items charge to operations of $1.8 million representing the costs to implement a workforce reduction and consolidation of certain manufacturing operations. The financial benefits of these actions are substantially expected to be realized in 1997. Net income in 1996, before the effects of the special items charge, was $5.7 million or 87 cents per share, an increase of 14% over net income of $5.0 million in 1995. This comparable increase over 1995 is primarily due to improved profitability of the Company's service business and improved operating margins of the LMS software division.

Total revenue of $153,113,000 in fiscal 1996 increased by 2% from total revenue of $150,571,000 in fiscal 1995. This increase was principally due to increases in the Company's service business revenues. Total revenue in fiscal 1995 increased by 11% over fiscal 1994 due to increases in shipments of structural and custom material testing systems, hardness testing equipment and higher revenues of the Company's service business. Total foreign revenue accounted for approximately 61% of total 1996 revenue, compared with 60% in 1995 and 60% in 1994.

Total bookings of new orders increased by 4% to $161,692,000 in fiscal 1996 due to increased bookings in North America (including a $6.5 million order from Ford Motor Company). In 1995, total bookings increased by 12% due to growth in the Asia/Latin America market, including Japan, and increases in the Company's European operation.

The Company's backlog of orders was $34,361,000 at December 31, 1996, which excludes approximately $11 million of structures orders which were contributed to the Joint Venture formed between the Company and Carl Schenck A.G., as more fully described below. The 1996 backlog, on a comparable basis, increased by 4% from year-end 1995 assuming the structures testing business is eliminated from year-end 1995 backlog. Order backlog at December 31, 1995, increased by 11% over the 1994 year-end backlog due to strong fourth quarter bookings in the Company's European operation and Asia markets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The gross profit margins for the three years ended December 31, 1996, were 42.1%, 41.5% and 43.4%, respectively. The increase in 1996 is primarily due to improved service margins. The decrease in gross margin for 1995 was due to higher than expected costs at the LMS software division, a mix of lower margin products and competitive pricing pressures partially offset by improved service profitability. During 1995, the Company shipped several large structural and material testing systems with lower gross margins than traditional systems business, which had the effect of reducing gross margin during 1995. The profit margin on the Company's service business increased to 34% in 1996 compared to 29% in 1995 and 25% in 1994. The Company's service business has realized efficiencies by fully integrating the Wilson and Wolpert service organizations and has leveraged the increase in service revenues into higher profit margins. In fiscal year 1997, the Company expects to make certain expenditures in the service business and therefore does not anticipate further improvements in the service profit margin.

The 1996 selling and administrative expenses were essentially unchanged from 1995. As a percentage of revenue, selling and administrative expenses decreased to 29.3% in 1996 compared to 29.7% in 1995 and 31.5% in 1994. In 1995, selling and administrative expenses increased by 4.2% due to the inclusion of Shore's operations and costs associated with the implementation of new information systems.

Research and development expenses decreased by 2% in 1996, compared to a 9% increase in 1995. During the three years ended December 31, 1996, the Company has capitalized certain software development costs (see Note 1 of Notes to Consolidated Financial Statements). Had these costs been included as period expenses, research and development expenses would have decreased by 3% in 1996, compared to an increase of 14% in 1995 and a decrease of 3% in 1994. As a percentage of total revenue, research and development expenditures (including capitalized software costs) represented 6.4%, 6.7% and 6.5% in 1996, 1995 and 1994, respectively. The Company, in recent years, has focused its research and development expenditures on revitalizing the electromechanical and servohydraulic product lines, developing new hardness testing machines, developing new software and enhancements, and redesigning products to reduce manufacturing costs. These new products and enhancements do not, in the Company's opinion, present a significant risk that on-hand inventory, which supports existing models, will be made obsolete because of the interchangability of parts and the lead time available before the introduction of new products.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating income increased by 2.5% to $9,145,000 in 1996, compared to $8,921,000 in 1995 and $8,082,000 in 1994. As a percentage of total revenue, operating income represented 6.0%, 5.9% and 5.9% in 1996, 1995 and 1994, respectively. The 1996 operating income was effected by a special items charge of $1,812,000, as previously mentioned. Operating income, before the effect of the special items charge, was $10,957,000 or 7.2% of total revenue.

Net interest expense decreased by 25% in 1996 and increased by 34% in 1995. The net decrease in 1996 resulted from higher interest income charged on certain debts owed the Company, partially offset by higher interest expense resulting from an increase in average borrowings. Net interest expense increased in 1995 due to higher interest rates and higher average borrowings. Foreign exchange losses of $689,000 in 1996 resulted from the strengthening of the British pound against certain European currencies. Foreign exchange gains of $186,000 in 1995 were attributable to a stronger Japanese yen versus the U.S. dollar and British pound, and to the strengthening of certain European currencies against the British pound.

Income before taxes was 4.8% of total revenue in 1996, compared to 5.1% in 1995 and 1994. The consolidated effective tax rate was 38% in 1996 compared to 35.0% in 1995 and 1994, respectively. A detailed reconciliation of the Company's effective tax rate and the United States statutory tax rate appears in Note 8 of Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

At December 31, 1996, the Company had $2.5 million of cash and cash equivalents compared to $1.6 million at December 31, 1995. The Company's operating activities generated cash of $9.8 million and $6.4 million in 1996 and 1995, respectively. Investing activities used $12.2 million in 1996 and $8.3 million in 1995, while financing activities provided $3.1 million in 1996 and $1.8 million in 1995.

The Company's primary source of funds in 1996 and 1995 was net cash generated by operations. The net cash generated by operations in 1996 consisted primarily of net income, as adjusted for the non-cash effect of depreciation and amortization expense. The operating cash flows of $9.8 million and additional bank borrowings of $3.3 million were used to fund capital expenditures and the Company's 51% investment in Instron Schenck Testing Systems ("IST"), a Joint Venture of Instron Corporation and Carl Schenck A.G. of Darmstadt, Germany, as discussed below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At December 31, 1996, accounts receivable were $46.9 million compared to $47.5 million at year-end 1995. Inventories of $26.3 million increased by $2.0 million from year-end 1995. The inventory turnover ratio decreased to 2.68 from 2.90 at the end of 1995.

The Company's principal investment activities during 1996 included the $6.9 million cash investment in the Instron Schenck Testing Systems Joint Venture, capital expenditures of $4.5 million and the development of software products of $1.1 million. The Company plans to make capital expenditures of approximately $5.0 million in fiscal 1997, principally for manufacturing and other equipment. In addition, the Company plans to continue to develop and enhance its software products and pursue its strategy of acquisitions.

The Company's total debt outstanding at year-end 1996 was $23.9 million compared to $19.9 million at the end of 1995. The ratio of total debt to debt plus equity, at year-end 1996 increased to 27.7% from 26.2% in 1995. The increase in debt is largely due to the funding of the Company's $6.9 million investment in IST.

In March 1997, the Company amended and extended its multicurrency revolving credit and term loan facility that provides for borrowings of up to $35.0 million through April 2000. At December 31, 1996 and 1995, respectively, the Company had outstanding borrowings of $17.4 million and $11.2 million under this facility which were classified as long-term. The Company has additional overdraft and borrowing facilities for allowing advances of approximately $26.0 million of which $6.5 million and $8.7 million were outstanding and classified as short-term borrowings at December 31, 1996 and 1995, respectively. The Company believes its present capital resources and anticipated operating cash flows are sufficient to meet its current and future cash requirements to finance operations, capital expenditures and acquisitions

Annual cash dividend payments have been declared at the rate of sixteen cents per share since 1995.

In August 1996, the Company signed a Purchase & Sale Agreement with Reebok International, Ltd. to sell 42 acres of land in Canton, Massachusetts, which are considered excess to current and future needs, for approximately $13.5 million. Reebok must receive numerous approvals and permits from various regulatory agencies before the sale can be finalized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Effective November 17, 1996, the Company formed a joint venture with Carl Schenck A.G. of Darmstadt, Germany, known as Instron Schenck Testing Systems, which will compete in the global structural testing market. Under the terms of the agreement, Instron contributed its structural testing business and $6.9 million in cash for a 51% ownership in the Joint Venture. The Company has an option to purchase Schenck's interest at certain future dates, subject to a buyout formula as set forth in the agreement. The current agreement calls for shared control over the operations of the Joint Venture. As such, the Company's interest in IST is accounted for under the equity method of accounting and accordingly, 51% of the operating results of IST are included in the Company's consolidated results of operations from the effective date of the Joint Venture, which were not material.

This Form 10-K contains forecasts of future revenues and earnings which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that the Company's operating results have varied in the past and are likely to vary in the future as a result of a number of factors, many of which are outside the control of the Company. Accordingly no assurances can be given that actual results will not differ materially from those projected in the forward-looking statements contained in this Form 10-K. Certain factors that might cause such a difference include the following: the potential fluctuations in quarterly results due to unpredictable customer demands and the difficulty of projecting such fluctuations; the seasonality of the Company's business, including the decline of business in Europe during the summer months; increased competition in the Company's businesses and the impact of competitive products and pricing, including a willingness of competitors to cut prices in order to preserve or gain market share; the risks inherent in new product development and introductions, including uncertainty of customer acceptance and price-performance relative to competitors; dependency on suppliers, including supplier interruption of or price increases for materials, parts or components; the uncertainties of operating in a global economy, including fluctuations in the economic conditions of the foreign and domestic markets served by the Company which can affect the demand for its products and services; fluctuations in exchange rates, interest rates and inflation, all of which can affect the amounts of revenues and earnings reported by the Company; the Company's ability to successfully integrate the products and operations of businesses acquired by the Company, including Wilson Instruments, Wolpert and Shore Instruments; and the uncertain effect on operating results of the Joint Venture between the Company and Carl Schenck A.G.

                               INSTRON CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1996

                                     ITEM 8

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                               INSTRON CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements included in Item 8:                       PAGE
                                                                            ----

Report of Independent Accountants ........................................    20
Consolidated Statements of Income for the years ended
 December 31, 1996, 1995 and 1994 ........................................    21
Consolidated Balance Sheets as of December 31, 1996 and 1995 .............    22
Consolidated Statements of Cash Flows for the years ended December 31,
1996, 1995 and 1994 ......................................................    23
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1996, 1995 and 1994 ........................................    24
Notes to Consolidated Financial Statements ............................... 25-33
Supplementary Financial Information
 (Quarterly Financial Information/1996 and 1995 - (Unaudited) ............    34

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF INSTRON CORPORATION:

We have audited the accompanying consolidated balance sheets of Instron Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Instron Corporation as of December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





Boston, Massachusetts                              /s/COOPERS & LYBRAND L.L.P.
February 20, 1997                                  ---------------------------
                                                   COOPERS & LYBRAND L.L.P.

                        CONSOLIDATED STATEMENT OF INCOME

In thousands, except per share data
(Years Ended December 31)                     1996         1995        1994
--------------------------------------------------------------------------------

Revenue:
   Sales                                    $ 128,804    $ 128,018    $ 115,737
   Service                                     24,309       22,553       20,455
                                            ---------    ---------    ---------
        Total revenue                         153,113      150,571      136,192
                                            ---------    ---------    ---------
Cost of revenue:
   Sales                                       72,556       72,155       61,854
   Service                                     16,086       15,971       15,253
                                            ---------    ---------    ---------
        Total cost of revenue                  88,642       88,126       77,107
                                            ---------    ---------    ---------
        Gross profit                           64,471       62,445       59,085
                                            ---------    ---------    ---------
Operating expenses:

   Selling and administrative                  44,898       44,742       42,941
   Research and development                     8,616        8,782        8,062
   Special items charge                         1,812            0            0
                                            ---------    ---------    ---------
        Total operating expenses               55,326       53,524       51,003

        Income from operations                  9,145        8,921        8,082
                                            ---------    ---------    ---------
Other (income) expense:
   Interest expense                             1,548        1,490        1,300
   Interest income                               (477)         (67)        (239)
   Foreign exchange (gains) losses                689         (186)          42
                                            ---------    ---------    ---------
        Total other expenses                    1,760        1,237        1,103
                                            ---------    ---------    ---------
Income before income taxes                      7,385        7,684        6,979
Provision for income taxes                      2,803        2,689        2,442
                                            ---------    ---------    ---------
Net income                                  $   4,582    $   4,995    $   4,537
                                            =========    =========    =========
Net income per common share                 $     .70    $     .78    $     .72
                                            =========    =========    =========


           See accompanying notes to consolidated financial statements

                           CONSOLIDATED BALANCE SHEET

In thousands, except share data (December 31)               1996         1995
---------------------------------------------            ---------    ---------

Assets

Current assets:
Cash and cash equivalents                                $   2,541    $   1,644
Accounts receivable, net of allowance for doubtful
 accounts of $1,107 in 1996 and $1,040 in 1995              46,938       47,504
Inventories                                                 26,320       24,337
Deferred income taxes                                        3,602        3,544
Prepaid expenses and other current assets                    1,857        2,835
                                                         ---------    ---------
      Total current assets                                  81,258       79,864

Property, plant and equipment, net                          22,466       21,809
Deferred income taxes                                        1,203        1,476
Other assets                                                16,906       10,185
                                                         ---------    ---------
      Total assets                                       $ 121,833    $ 113,334
                                                         =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings                                    $   6,510    $   8,650
Accounts payable                                             7,153        9,746
Accrued liabilities                                         12,805       12,704
Accrued employee compensation and benefits                   6,205        6,135
Accrued income taxes                                         1,602        2,496
Advance payments received on contracts                       2,889        1,874
                                                         ---------    ---------
      Total current liabilities                             37,164       41,605

Long-term debt                                              17,409       11,225
Other long-term liabilities                                  4,859        4,402
                                                         ---------    ---------
      Total liabilities                                     59,432       57,232
                                                         ---------    ---------

Stockholders' equity:
Preferred stock, $1 par value; 1,000,000
 shares authorized; none issued
Common stock, $1 par value; 10,000,000
shares authorized; 6,519,687 and 6,415,321
shares issued, respectively                                  6,520        6,415
Additional paid in capital                                   3,514        2,538
Retained earnings                                           55,997       52,439
Cumulative translation adjustment                           (2,916)      (4,576)
                                                         ---------    ---------
                                                            63,115       56,816
Less:  Treasury stock of 74,952 shares, at cost                714          714
                                                         ---------    ---------
      Total stockholders' equity                            62,401       56,102
                                                         ---------    ---------
      Total liabilities and stockholders' equity         $ 121,833    $ 113,334
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


In thousands (Years Ended December 31)                     1996       1995        1994
----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                              $  4,582    $  4,995    $  4,537
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                          6,873       6,784       5,815
    Provision for losses on accounts receivable              358         163         156
    Increase (decrease) in deferred income taxes             299      (1,635)       (161)
    Changes in assets and liabilities,  excluding
     the effects from purchase of business:
     (Increase) decrease in accounts receivable            1,297      (6,282)       (896)
     (Increase) decrease in inventories                     (521)     (2,210)        121
     (Increase) decrease in prepaid expenses and
      other current assets                                   151        (976)         (8)
     Increase (decrease) in accounts payable and
      accrued expenses                                    (3,894)      3,920         411
     Increase (decrease) in other long-term
      liabilities                                              8         995         (76)
     Other                                                   671         607        (756)
                                                        --------    --------    --------
     Net cash provided by operating activities             9,824       6,361       9,143
                                                        --------    --------    --------
Cash Flows From Investing Activities
Capital expenditures                                      (4,473)     (4,510)     (4,286)
Joint venture investment                                  (6,926)          0           0
Purchase of business                                           0      (2,660)          0
Capitalized software costs                                (1,144)     (1,315)       (792)
Proceeds from the sale of property, plant & equipment        224         219          80
Other                                                        156         (59)        (31)
                                                        --------    --------    --------
       Net cash used by investing activities             (12,163)     (8,325)     (5,029)
                                                        --------    --------    --------


Cash Flows From Financing Activities
Net borrowings under revolving credit and term
 loan facility                                             6,068         208      (1,171)
Net short-term borrowings                                 (2,785)      2,007        (828)
Principal payments on notes payable                            0         (18)     (2,524)
Cash dividends paid                                       (1,024)       (884)       (755)
Other                                                        861         477           0
                                                        --------    --------    --------
   Net cash provided (used) by financing
    activities                                             3,120       1,790      (5,278)
                                                        --------    --------    --------
Effect of exchange rate changes on cash                      116         (59)        143
                                                        --------    --------    --------
Net increase (decrease) in cash and cash
 equivalents                                                 897        (233)     (1,021)
Cash and cash equivalents at beginning of year             1,644       1,877       2,898
                                                        --------    --------    --------
Cash and cash equivalents at end of year                $  2,541    $  1,644    $  1,877
                                                        ========    ========    ========
Supplemental  Disclosures of Cash Flow  Information
Cash paid during the year for:
  Interest                                              $  1,730    $  1,614    $  1,404
  Income taxes                                             2,286       2,063       3,039

Supplemental Disclosures of Noncash Investing
 And Financing Activities:
Fair value of assets acquired                           $      0    $  3,005    $      0
Cash paid                                                      0       2,660           0
                                                        --------    --------    --------
Liabilities incurred or assumed in
 business acquisition                                   $      0    $    345    $      0
                                                        ========    ========    ========

          See accompanying notes to consolidated financial statements.

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                     Common      Addi-                                            Total
                                     stock      tional                 Cumulative                 stock-
                                    $1 par      paid in    Retained    translation  Treasury     holders'
In thousands, except share data      value      capital    earnings    adjustment     stock      equity
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1993       $ 6,363      $ 2,113    $ 44,611     $ (5,476)    $ (714)    $ 46,897
  Net income                                                  4,537                                4,537
  Translation adjustments
    arising during the year                                                1,247                   1,247
  Cash dividends declared
    ($.12 per share)                                           (755)                                (755)
---------------------------------------------------------------------------------------------------------

Balance at December 31, 1994         6,363        2,113      48,393       (4,229)      (714)      51,926
  Net income                                                  4,995                                4,995
  Translation adjustments
    arising during the year                                                 (347)                   (347)
  Cash dividends declared
    ($.15 per share)                                           (949)                                (949)
  52,262 shares issued, net, under
    employee stock option plans         52          425                                              477
---------------------------------------------------------------------------------------------------------

Balance at December 31, 1995         6,415        2,538      52,439       (4,576)      (714)      56,102
  Net income                                                  4,582                                4,582
  Translation adjustments
    arising during the year                                                1,660                   1,660
  Cash dividends declared
    ($.16 per share)                                         (1,024)                              (1,024)
  104,366 shares issued under
    employee stock option plans        105          976                                            1,081
---------------------------------------------------------------------------------------------------------

Balance at December 31, 1996       $ 6,520      $ 3,514    $ 55,997     $ (2,916)    $ (714)   $  62,401
                                   =======      =======    ========     ========     ======    =========

          See accompanying notes to consolidated financial statements.

1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of all domestic and foreign subsidiaries. Significant intercompany transactions and balances are eliminated. Certain reclassifications were made to prior years' amounts to conform with the 1996 presentation.

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

INTANGIBLE ASSETS Intangible assets are stated at cost and amortized using the straight-line method over the assets estimated useful lives, which range from 8 to 10 years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate the carrying value of the assets may not be recoverable.

PROPERTY, PLANT AND EQUIPMENT Depreciation is computed principally using the straight-line method over the estimated useful lives of 10 to 25 years for land improvements, 10 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Maintenance and repairs are expensed as incurred. Depreciation expense was $4,619,000, $4,719,000 and $4,108,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

SOFTWARE DEVELOPMENT COSTS Certain software development costs and purchased software are capitalized and then amortized over future periods. Amortization of capitalized software costs, for both internally developed and purchased software products, is computed on a product-by-product basis over the estimated economic life of the product, generally three years. Unamortized software costs included in other assets were $2,473,000, $2,679,000 and $2,580,000 at December 31, 1996,
1995 and 1994, respectively. Software development costs of $1,144,000, $1,315,000, and $792,000 were capitalized during 1996, 1995 and 1994, respectively. The amounts amortized and charged to expense in 1996, 1995 and 1994 were $1,350,000, $1,216,000, and $1,092,000, respectively.

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

Provisions are made for the U.S. income tax liability on earnings of foreign subsidiaries except for locations where the Company has designated earnings to be permanently invested. Such earnings amounted to approximately $20,291,000 at year-end 1996.

NET INCOME PER SHARE Net income per share is based on the weighted average number of common shares and common share equivalents outstanding. The number of outstanding shares and equivalents utilized in the per share computations were 6,524,467, 6,431,882 and 6,339,547 in 1996, 1995 and 1994, respectively.

FAIR VALUE The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt. The carrying amounts of these instruments approximates fair value due to their short maturity terms.

2. INDUSTRY SEGMENT AND FOREIGN OPERATIONS

The Company operates in one industry segment, that being the design, production, marketing and servicing of precision systems, software and accessories, for evaluating the mechanical properties and performance of various materials, components and structures.

The following table summarizes the Company's operations by significant geographic location for the years ended December 31:

In thousands                                   1996         1995         1994
--------------------------------------------------------------------------------

REVENUE, INCLUDING INTERAREA SALES
       United States                        $  70,924    $  70,181    $  66,822
       European operations                     64,913       61,899       54,079
       Asia/Latin America                      39,077       38,034       33,039
       Other international                      3,404        3,345        3,072
       Eliminations                           (25,205)     (22,888)     (20,820)
                                            ---------    ---------    ---------
         Total revenue                      $ 153,113    $ 150,571    $ 136,192
                                            =========    =========    =========

OPERATING PROFIT
       United States                        $   6,599    $   7,052    $   7,568
       European operations                      6,218        3,612        2,673
       Asia/Latin America                       3,081        2,800        1,261
       Other international                        326          394          586
       Eliminations                              (237)         162           22
                                            ---------    ---------    ---------
         Total operating profit                15,987       14,020       12,110
       Corporate expenses                      (5,030)      (5,099)      (4,028)
       Special items charge                    (1,812)           0            0
       Other expenses                          (1,760)      (1,237)      (1,103)
                                            ---------    ---------    ---------
         Income before income taxes         $   7,385    $   7,684    $   6,979
                                            =========    =========    =========

IDENTIFIABLE ASSETS AT YEAR-END
       United States                        $  38,654    $  40,496    $  36,734
       European operations                     45,271       44,759       43,121
       Asia/Latin America                      19,149       18,057       12,980
       Other international                      2,499        2,188        2,222
       Corporate                               16,938        8,692        8,627
       Eliminations                              (678)        (858)      (1,390)
                                            ---------    ---------    ---------
         Total assets                       $ 121,833    $ 113,334    $ 102,294
                                            =========    =========    =========

Sales between geographic areas in 1996, 1995 and 1994, respectively, consisted primarily of $11,337,000, $10,534,000 and $10,755,000 from the United States and $13,706,000, $11,998,000 and $8,921,000 from European operations. Transfers between geographic areas are at manufacturing cost plus a markup factor.

3. INVENTORIES

Inventories at December 31 were as follows:

In thousands                                        1996               1995
--------------------------------------------------------------------------------

Raw materials                                     $13,416            $11,269
Work in process                                     5,550              5,257
Finished goods                                      7,354              7,811
                                                  -------            -------
  Total inventory                                 $26,320            $24,337
                                                  =======            =======

Inventories valued at LIFO amounted to $10,808,000 and $9,721,000 at December 31, 1996 and 1995, respectively. The excess of current cost over stated LIFO value was $4,990,000 at December 31, 1996 and $4,535,000 at December 31, 1995.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment balances at December 31 were as follows:

In thousands                                            1996           1995
--------------------------------------------------------------------------------

At cost:
Land and land improvements                            $ 2,113        $ 2,064
Buildings and building improvements                    18,742         17,029
Machinery and equipment                                41,004         37,233
                                                      -------        -------
                                                       61,859         56,326
Less: Accumulated depreciation and
 amortization                                          39,393         34,517
                                                      -------        -------
Net property, plant and equipment                     $22,466        $21,809
                                                      =======        =======

In August 1996, the Company signed a Purchase & Sale Agreement with Reebok International, Ltd. to sell 42 acres of land in Canton, Massachusetts, which are considered excess to current and future needs, for approximately $13.5 million. Reebok must receive numerous approvals and permits from various regulatory agencies before the sale can be finalized.

5. BORROWING ARRANGEMENTS

In March 1997, the Company amended and extended its multicurrency revolving credit and term loan facility that provides for borrowings of up to $35.0 million through April 2000. Borrowings outstanding as of April 2000 convert to a term loan payable in sixteen equal quarterly installments. Interest on borrowings under the agreement is based upon either base rates, money market rates, or other short-term borrowing rates.

Facility fees under this agreement are 1/4 of 1% per annum. The Company has met the various covenants in the agreement, the most restrictive of which requires a minimum level of tangible net worth. At December 31, 1996 and 1995, respectively, outstanding domestic borrowings of $15,000,000 and $9,900,000 with a weighted average interest rate of 6.17% and 6.13%, and outstanding European borrowings of $2,409,000 and $1,325,000 with a weighted average interest rate of 8.20% and 6.44%, were classified as long-term debt. Long-term debt maturing under the credit agreement in each of the five years subsequent to December 31, 1996, assuming outstanding borrowings at December 31, 1996 are unchanged at April 2000, is $3,264,188 in 2000 and $4,352,250 in 2001.

The Company's subsidiaries have other overdraft and borrowing facilities allowing advances up to approximately $26,000,000. At December 31, 1996, the outstanding portion of these facilities was $6,510,000, due currently. Bank guarantees outstanding at December 31, 1996, for which the Company is contingently liable, amounted to $4,151,000 and relate principally to performance contracts.

6. OPERATING LEASE COMMITMENTS

Rental expense amounted to $3,348,000, $3,745,000 and $3,382,000 for the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, minimum annual commitments under noncancellable operating leases with terms of more than one year are:
                                                                         Later
 In thousands      1997       1998       1999       2000       2001      Years
--------------------------------------------------------------------------------
                  $2,253     $1,887     $1,522     $ 810      $  446     $1,547

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

Net periodic pension costs include the following components:

                                               1996                            1995                            1994
                                     -------------------------       -------------------------       --------------------------
In thousands                            U.S.      U.K.   Japan          U.S.     U.K.    Japan          U.S.     U.K.     Japan
-------------------------------------------------------------------------------------------------------------------------------
Service cost                         $   936   $ 1,158  $  257           900  $ 1,167   $  267       $   793  $ 1,136   $   220
Interest cost                          1,648     1,690     206         1,496    1,678      210         1,362    1,353       176
Actual return on plan assets          (2,655)   (2,576)      0        (5,284)  (3,754)       0           335    2,146         0
Net amortization and deferral          1,009       (33)     21         3,802    1,769       25        (1,679)  (4,123)       24
                                     -------   -------  ------       -------  -------   ------       -------  -------   -------
Net periodic pension cost            $   938   $   239  $  484       $   914  $   860   $  502       $   811  $   512   $   420
                                     =======   =======  ======       =======  =======   ======       =======  =======   =======

The funded status of the Company's U.S., U.K. and Japan plans and amounts recognized in the Consolidated Balance Sheet at December 31 were:

                                                1996                            1995                            1994
                                     --------------------------      --------------------------      --------------------------
In thousands                           U.S.     U.K.    Japan          U.S.     U.K.     Japan         U.S.     U.K.    Japan
-------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of
 benefit obligations:
Vested benefits                      $16,513   $19,546  $1,996       $15,021  $15,973   $ 1,873      $13,760  $15,052   $ 1,761
Non-vested benefits                      212         0       0           185        0         0          182        0         0
                                     -------   -------  ------       -------  -------   -------      -------  -------   -------
Accumulated benefit obligation       $16,725   $19,546  $1,996       $15,206  $15,973   $ 1,873      $13,942  $15,052   $ 1,761
                                     =======   =======  ======       =======  =======   =======      =======  =======   =======

Projected benefit obligation         $23,246   $24,681  $3,404       $21,134  $20,167   $ 3,327      $19,223  $18,739   $ 3,086
Plan assets at fair value             24,865    29,748       0        21,556   24,466         0       16,547   20,935         0
                                     -------   -------  ------       -------  -------   -------      -------  -------   -------

Projected benefit obligation
 in excess of (less than)
 plan assets                          (1,619)   (5,067)  3,404          (422)  (4,299)    3,327        2,676   (2,196)   3,086
Unrecognized net gain(loss)            4,038     4,011      77         3,265    3,794        92          (380)   4,296      48
Unrecognized prior service cost         (549)    1,498       0          (593)   1,543         0         (638)  (1,380)       0
Unrecognized net asset (liability)
 at transition                            66       637    (278)           75      649      (335)          83      726     (371)
                                     -------   -------  ------       -------  -------   -------      -------  -------   ------

Pension liability included
 in Consolidated Balance Sheet       $ 1,936   $ 1,079  $3,203       $ 2,325  $ 1,687   $ 3,084      $ 1,741  $ 1,446   $2,763
                                     =======   =======  ======       =======  =======   =======      =======  =======   ======

Assumptions used in the accounting for the Company's U.S., U.K., and Japan plans at December 31 were:

                                                1996                        1995                       1994
                                     --------------------------   --------------------------   ------------------------
                                       U.S.      U.K.    Japan      U.S.     U.K.    Japan      U.S.     U.K.    Japan
-----------------------------------------------------------------------------------------------------------------------
Weighted average discount rate         7.5%      8.0%     6.0%      7.5%     8.0%     6.0%      7.5%     8.5%     6.0%
Rates of increase in
 compensation levels                   5.0       5.5      5.0       5.0      5.5      5.0       5.0      6.0      5.0
Expected long-term rate of
 return on assets                      9.0       9.5       .0       9.0      9.5        0       9.0      9.0        0

The expense of all pension plans for 1996, 1995 and 1993 was $1,661,000, $2,276,000, and $1,743,000, respectively. The Company also sponsors a Savings and Security Plan for all U.S. employees. The plan (in accordance with section 401(k) of the Internal Revenue Code) offers participating employees a program of regular savings and investment, funded by their own contributions and those of the Company. The amount charged to operating expense for this plan was $523,000, $535,000 and $498,000 in 1996, 1995 and 1994, respectively.

8. INCOME TAXES

The significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:

In thousands                                             1996             1995
--------------------------------------------------------------------------------
Employee benefits                                      $ 3,783          $ 4,188
Inventories                                              2,572            2,109
Accrued expenses                                         1,372            1,436
                                                       -------          -------
   Total deferred assets                                 7,727            7,733
                                                       -------          -------
Accrued expenses                                          (124)             (65)
Depreciation                                            (1,667)          (1,425)
Capitalized software costs                                (898)            (811)
                                                       -------          -------
   Total deferred liabilities                           (2,689)          (2,301)
                                                       -------          -------

Valuation reserve                                         (490)            (490)
                                                       -------          -------
   Total net deferred assets                           $ 4,548          $ 4,942
                                                       =======          =======

A valuation reserve has been established where, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance as of December 31, 1996 related primarily to foreign tax benefits.

The components of income before income taxes consisted of the following:

In thousands                              1996            1995            1994
--------------------------------------------------------------------------------
Domestic                                 $2,996          $3,602          $4,667
Foreign                                   4,389           4,082           2,312
                                         ------          ------          ------
     Total                               $7,385          $7,684          $6,979
                                         ======          ======          ======

Income tax provisions (credits) were as follows:

In thousands                                    1996         1995         1994
--------------------------------------------------------------------------------
Current:
   Federal                                    $   609      $ 2,525      $ 1,538
   Foreign                                      1,486        1,671          625
   State                                          314          238          281
                                              -------      -------      -------
                                                2,409        4,434        2,444
                                              -------      -------      -------
Deferred, net:
   Federal & State                                215       (1,261)         192
   Foreign                                        179         (484)        (194)
                                              -------      -------      -------
                                                  394       (1,745)          (2)
                                              -------      -------      -------
   Total provision for income taxes           $ 2,803      $ 2,689      $ 2,442
                                              =======      =======      =======

The provisions for income taxes varied from the United States statutory rate of 34% for 1996, 1995 and 1994 principally because of the tax effect of the following:

In thousands                                         1996       1995       1994
--------------------------------------------------------------------------------
Tax provision at United States
  statutory rate                                  $ 2,511    $ 2,612    $ 2,372
Effect of earnings of foreign
  operations subject to
  different tax rates                                 199       (200)      (138)
State taxes, net of federal
  income tax benefit                                  208        157        185
Benefit of Foreign Sales Corporation                 (195)      (115)       (91)
Amortization of software costs and goodwill            97        114        114
All other, net                                        (17)       121          0
                                                  -------    -------    -------
     Total tax provision                          $ 2,803    $ 2,689    $ 2,442
                                                  =======    =======    =======

9. STOCK OPTION PLANS

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation, SFAS No. 123," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company has two stock options plans currently in effect under which future grants may be issued: the 1992 Stock Incentive Plan and the 1979 Non-Qualified Plan. A total of 1,391,500 shares has been authorized by the Company for grants of options or shares. Stock Options granted during 1996 and 1995 generally have a maximum term of eight years and vest equally over four years.

A summary of the Company's stock option activity for the years ended December 31 follows:

                                                  Number     Weighted Average
                                                of Options    Exercise Prices
                                                ----------    ---------------

   Outstanding at
   December 31, 1993                              758,866          $10.50
   Granted, 1994                                   36,500           11.59
   Terminated, 1994                               (36,642)          12.20
                                                 --------
   Outstanding at
     December 31, 1994                            758,724           10.50
   Granted, 1995                                  206,000           11.87
   Exercised, 1995                                (55,962)           9.40
   Terminated, 1995                               (27,312)          12.24
                                                 ---------

   Outstanding at
       December 31, 1995                          881,450           10.80
   Granted, 1996                                  225,750           13.51
   Exercised, 1996                               (112,726)           9.91
   Terminated, 1996                               (15,750)          12.59
                                                 --------
   Outstanding at
       December 31, 1996                          978,724          $11.49
                                                 ========

At December 31, 1996, 1995 and 1994, respectively, there were 526,045, 510,781 and 433,419 options exercisable with a weighted average exercise price of $10.58, $10.25 and $10.25. Exercise prices for options outstanding as of December 31, 1996, ranged from $9.50 to $13.75. The weighted average remaining contractual life of those options is 7.7 years.

The weighted average fair value at date of grant for options granted during 1996 and 1995 was $5.79 and $4.90 per option, respectively. The fair value of these options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.5% and 6.0%; dividend yields of 1.19% and 1.35%; volatility factors of the expected market price of the Company's common stock of
 .30 and .31; and a weighted average expected life of the options of 7.8 years.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

     In thousands, except per share data           1996              1995
     -----------------------------------           ----              ----
     Net income - as reported                     $4,582            $4,995
     Net income - pro forma                        4,105             4,780

     Net income per share - as reported           $  .70            $  .78
     Net income per share - pro forma                .63               .74

The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

10. JOINT VENTURE

Effective November 17, 1996, the Company formed a joint venture with Carl Schenck A.G. of Darmstadt, Germany, known as Instron Schenck Testing Systems ("IST"). IST will compete in the global structural testing market. Under the terms of the agreement, Instron contributed its structural testing business and $6.9 million in cash for a 51% ownership in the Joint Venture. The Company has an option to purchase Schenck's interest at certain future dates, subject to a buyout formula as set forth in the agreement. The current agreement calls for shared control over the operations of the Joint Venture. As such, the Company's interest in IST is accounted for under the equity method of accounting and accordingly, 51% of the operating results of IST are included in the Company's consolidated results of operations from the effective date of the Joint Venture, which were not material.

11. NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which is effective for fiscal years ending after December 15, 1997, including interim periods. The Statement requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share (IAS33). The Company plans to adopt SFAS 128 in 1997 and has not yet determined the impact.

12. SPECIAL ITEMS CHARGE

In March 1996, the Company recognized a $1,812,000 special items charge to implement a workforce reduction and consolidate certain manufacturing operations. At December 31, 1996 approximately $1,000,000 remained in accrued liabilities, and is expected to be paid in early 1997.

                       SUPPLEMENTARY FINANCIAL INFORMATION

                            QUARTERLY FINANCIAL DATA
                           (quarterly data unaudited)

                                                 Quarter     Quarter    Quarter    Quarter
  In thousands, except per share data               1           2          3          4        Year
  ------------------------------------------------------------------------------------------------
 1996:
 Total revenue                                  $ 35,224    $ 35,337   $ 38,494   $ 44,058   $153,113
 Gross profit                                     14,656      15,239     15,488     19,088     64,471
 Income (loss) before income taxes                  (357)      1,472      2,318      3,952      7,385
 Net income (loss)                                  (221)        912      1,437      2,454      4,582
 Earnings per share (a)                            (0.03)       0.14       0.22       0.38       0.70
  ------------------------------------------------------------------------------------------------

 1995:
 Total revenue                                  $ 34,165    $ 38,058   $ 33,929   $ 44,419   $150,571
 Gross profit                                     14,408      15,765     14,598     17,674     62,445
 Income before income taxes                          991       2,076      1,272      3,345      7,684
 Net income                                          614       1,288        788      2,305      4,995
 Earnings per share                                 0.10        0.20       0.12       0.36       0.78
  ------------------------------------------------------------------------------------------------

(a) The sum of the quarterly earnings per share does not equal the amount reported for the year, as per share amounts are calculated independently and are based on the weighted average common shares outstanding for each period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------
NONE

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
The response to this item is contained in part under the caption, "Executive Officers of the Registrant," in Part I hereof, and the remainder is contained under the captions, "Information Regarding the Board of Directors' Nominees and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------
The information contained under the caption "Election of a Class of Directors" in the Registrant's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
The information contained under the caption "Information Regarding the Board of Directors' Nominees and Directors" in the Registrant's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

The information contained under the caption "Information Regarding the Board of Directors' Nominees and Directors" in the Registrant's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
-------- --------------------------------------------------------------
(a)1. Financial Statements

      The following consolidated financial statements are included in Item 8:

      Consolidated statements of income for the
       years ended December 31, 1996, 1995 and 1994
      Consolidated balance sheet at
       December 31, 1996 and 1995
      Consolidated statements of cash flows for the
       years ended December 31, 1996, 1995 and 1994
      Consolidated statements of stockholders' equity
       for the years ended December 31, 1996, 1995 and 1994
      Notes to consolidated financial statements

(a)2. Financial Statement Schedule
      ----------------------------
                                                                       Schedule
                                                          Page          Number
                                                          ----          ------

      Report of Independent Accountants on
        financial statement schedule                       39
      Consolidated valuation accounts                      40             II

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the accompanying notes.

(a)3. Exhibits
      --------
Exhibit No.     Description of Exhibits
-----------     -----------------------

3(a) Restated Articles of Organization of the Registrant and all amendments - incorporated by reference to Exhibit 3(a) of the Registrant's Form 10-K for the year ended December 31, 1981,
                Exhibit 4 of the Registrant's Form 10-Q for the quarter ended March 31, 1984, Exhibit 4 of the Registrant's Form 10-Q for the quarter ended June 28, 1986, and Exhibit 4 of the Registrant's Form 10-Q for the quarter ended June 27, 1987.

3(b) By-Laws of the Registrant, as amended, incorporated by reference to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 1990.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
-------- --------------------------------------------------------------
         (continued)
         -----------
10(a) 1979 Non-Qualified Stock Option and Stock Appreciation Rights Plan, as amended, incorporated by reference to Exhibit 10(a) of Form 10-K for the year ended December 31, 1991.

10(b) 1982 Incentive Stock Option Plan, as amended, incorporated by reference to Exhibit 10(b) of Form 10-K for the year ended December 31, 1987 and to Exhibit 19(b) of Form 10-Q for the quarter ended September 29, 1990.

10(c) 1984 United Kingdom Share Option Scheme, as amended, incorporated by reference to Exhibit 10(c) of Form 10-K for the year ended December 31, 1991.

10(d) 1992 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4.3 of Form S-8 filed with the Securities and Exchange Commission on June 3, 1996.

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

10(k)* Joint venture agreement between Instron Corporation and Carl Schenck AG, dated November 17, 1996.

                * Confidential Treatment Requested.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
-------- --------------------------------------------------------------
         (continued)
         -----------
11              Computation of primary and fully diluted earnings per share.

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

INSTRON CORPORATION
   (Registrant)


By: /s/ James M. McConnell                     By: /s/Linton A. Moulding
   --------------------------                     -------------------------
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


/s/ Harold Hindman                Chairman of the Board          March 24, 1997
------------------------
Harold Hindman



                                Vice Chairman of the Board
------------------------
George S. Burr


                            President, Chief Executive Officer
/s/ James M. McConnell                 and Director              March 24, 1997
------------------------
James M. McConnell


                                         Director
------------------------
John W. Lacey


/s/ Dennis J. Moore                      Director                March 24, 1997
------------------------
Dennis J. Moore


/s/ Sheldon Rutstein                     Director                March 24, 1997
------------------------
Sheldon Rutstein


/s/ John F. Smith                        Director                March 24, 1997
------------------------
John F. Smith


/s/ Richard W. Young                     Director                March 24, 1997
------------------------
Richard W. Young

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF INSTRON CORPORATION

Our report on the consolidated financial statements of Instron Corporation has been included in this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ending December 31, 1996, listed in Item 14(a) of this Form 10-K.

In our opinion, this financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Boston, Massachusetts                         /s/ COOPERS & LYBRAND L.L.P
February 20, 1997                             ----------------------------
                                              COOPERS & LYBRAND L.L.P.

                                                                     SCHEDULE II

                               INSTRON CORPORATION
                         CONSOLIDATED VALUATION ACCOUNTS


                                        (A)        Effect of
                         Balance at  Additions     Foreign
                          Beginning  Charged to    Currency         (B)       Balance at
Description                of Year   Operations    Translation   Deductions   End of Year
----------------------   ----------   ----------    ----------   ----------    ----------
Allowance for doubtful
 accounts:

Year ended
 December 31, 1996       $1,040,000   $  358,000    $   27,000   $  318,000    $1,107,000
                         ----------   ----------    ----------   ----------    ----------

Year ended
 December 31, 1995       $  943,000   $  163,000    $   (4,000)  $   62,000    $1 040,000
                         ----------   ----------    ----------   ----------    ----------

Year ended
 December 31, 1994       $  777,000   $  356,000    $   62,000   $  252,000    $  943,000
                         ----------   ----------    ----------   ----------    ----------

(A) Included in "Additions Charged to Operations" for the year ended December 31, 1994, is $200,000 for allowance for doubtful accounts recorded in conjunction with the Company's acquisition of Wilson.

(B)  Uncollected receivables written off, net of recoveries.