Form 10-Q
period 1997-03-29
INSTRON CORP
filed 1997-05-13
CIK 50716

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 29, 1997
                                                 --------------

                                       OR


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



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of each of the issuer's classes of common stock as of May 5, 1997.



                 Common Stock, $1 par value -- 6,444,735 shares

================================================================================


                               INSTRON CORPORATION                    FORM 10-Q
                        Consolidated Statement of Income              PART I
                                   (Unaudited)                        ITEM 1
                        (In thousands, except share data)


                                                       Three Months Ended
                                                --------------------------------
                                                March 29, 1997    March 30, 1996
                                               --------------------------------
Revenue:
    Sales                                         $   29,844       $   29,751
    Service                                            6,179            5,473
                                                  ----------       ----------
        Total revenue                                 36,023           35,224
                                                  ----------       ----------

Cost of revenue:
    Sales                                             17,059           16,626
    Service                                            4,258            3,942
                                                  ----------       ----------
        Total cost of revenue                         21,317           20,568
                                                  ----------       ----------

        Gross Profit                                  14,706           14,656
                                                  ----------       ----------

Operating expenses:
    Selling and administrative                        10,859           10,992
    Research and development                           1,908            2,137
    Special items charge                                   0            1,812
                                                  ----------       ----------

        Total operating expenses                      12,767           14,941
                                                  ----------       ----------

        Income (loss) from operations                  1,939             (285)
                                                  ----------       ----------

Other expenses:
    Interest, net                                        329              255
    Foreign exchange (gains) losses                      128             (183)
                                                  ----------       ----------

        Total other expenses                             457               72
                                                  ----------       ----------

Income (loss) before income taxes                      1,482             (357)

Provision (benefit) for income taxes                     563             (136)
                                                  ----------       ----------

Net income (loss)                                 $      919       $     (221)
                                                  ==========       ==========

Net income (loss) per common share
    (Note 2)                                      $    0.14        $    (0.03)
                                                  ==========       ==========

Average common and equivalent shares
    outstanding (Note 2)                           6,542,578        6,349,602
                                                  ==========       ==========

Dividends declared per share of
    common stock                                  $     0.04       $     0.04
                                                  ==========       ==========


           See accompanying Notes to Consolidated Financial Statements


                               INSTRON CORPORATION                    FORM 10-Q
                           Consolidated Balance Sheet                 PART I
                        (In thousands, except share data)             ITEM 1



                                                        March 29,   December 31,
                                                           1997        1996
                                                       -----------  ------------
ASSETS                                                 (unaudited)
Current assets:
    Cash and cash equivalents                            $  1,861     $  2,541
    Accounts receivable (net of
     allowance for doubtful accounts of
     $939 in 1997 and $1,107 in 1996)                      44,148       46,938
    Inventories                                            26,226       26,320
    Deferred income taxes                                   3,692        3,602
    Prepaid expenses and other current assets               2,552        1,857
                                                         --------     --------
        Total current assets                               78,479       81,258

Property, plant and equipment, net                         21,274       22,466
Deferred Income Taxes                                         512        1,203
Other Assets                                               16,182       16,906
                                                         --------     --------
        Total assets                                     $116,447     $121,833
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings                                $  6,138     $  6,510
    Accounts payable                                        8,551        7,153
    Accrued liabilities                                    13,995       12,805
    Accrued employee compensation and benefits              4,350        6,205
    Accrued income taxes                                      247        1,602
    Advance payments received on contracts                  3,260        2,889
                                                         --------     --------
        Total current liabilities                          36,541       37,164

Long-term debt                                             14,597       17,409
Other long-term liabilities                                 3,872        4,859
                                                         --------     --------
        Total liabilities                                  55,010       59,432
                                                         --------     --------

Stockholders' equity:
    Preferred stock, $1 par value; 1,000,000
     shares authorized, none issued                             0            0
    Common stock, $1 par value; 10,000,000 shares
     authorized; 6,519,687 shares issued                    6,520        6,520
    Additional paid in capital                              3,514        3,514
    Retained earnings                                      56,658       55,997
    Cumulative translation adjustment                      (4,541)      (2,916)
                                                         --------     --------
                                                           62,151       63,115
    Less:  Treasury stock of 74,952 shares at cost            714          714
                                                         --------     --------
        Total stockholders' equity                         61,437       62,401
                                                         --------     --------
        Total liabilities and stockholders' equity       $116,447     $121,833
                                                         ========     ========


           See accompanying Notes to Consolidated Financial Statements


                                                            INSTRON CORPORATION                                           FORM 10-Q
                                                    Consolidated Statement of Cash Flows                                  PART I
                                                                (Unaudited)                                               ITEM 1


(In thousands)                                                                                    For the three months ended
                                                                                              ----------------------------------
                                                                                              March 29, 1997      March 30, 1996
                                                                                              ----------------------------------
Cash flows from operating activities:
    Net income (loss)                                                                             $   919            $  (221)
    Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                                               1,702              1,678
        Provision for losses on accounts receivable                                                    92                 29
        Increase in deferred taxes                                                                     93                 18
        Decrease in accounts receivable                                                             1,849              3,649
        Increase in inventories                                                                      (675)            (2,458)
        Increase in prepaid expenses
         and other current assets                                                                    (385)              (380)
        Decrease in accounts
         payable and accrued expenses                                                                (436)              (499)
        Increase in other long-term liabilities                                                       311                371
        Other                                                                                        (452)               275
                                                                                                  -------            -------
           Net cash provided by operating activities                                                3,018              2,462
                                                                                                  -------            -------

Cash flows from investing activities:
    Capital expenditures                                                                             (613)              (916)
    Capitalized software costs                                                                       (106)              (405)
    Other                                                                                             145                 10
                                                                                                  -------            -------

           Net cash used by investing activities                                                     (574)            (1,311)
                                                                                                  -------            -------

Cash flows from financing activities:
    Net borrowings under revolving credit and
     term loan facility                                                                            (2,698)              (182)
    Net short-term borrowings                                                                        (115)             1,170
    Cash dividends paid                                                                              (258)              (255)
    Other                                                                                               0                223
                                                                                                  -------            -------

           Net cash provided (used) by financing activities                                        (3,071)               956
                                                                                                  -------            -------

Effect of exchange rate changes on cash                                                               (53)                (1)
                                                                                                  -------            -------
Net increase (decrease) in cash and cash equivalents                                                 (680)             2,106
Cash and cash equivalents at beginning of year                                                      2,541              1,644
                                                                                                  -------            -------
Cash and cash equivalents at end of period                                                        $ 1,861            $ 3,750
                                                                                                  =======            =======

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest                                                                                  $   413            $   437
        Income taxes                                                                                1,518                463



           See accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                    FORM 10-Q
                                                                      PART I
                   Notes to Consolidated Financial Statements         ITEM 1
                                 March 29, 1997
                                   (unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.   Net Income per Share
     --------------------

     Net income per share is based on the weighted average number of common shares and common share equivalents outstanding.

     In February 1997, The Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This statement attempts to simplify current standards used in the United States for computing earnings per share and make them more comparable with international standards. SFAS 128 replaces APB Opinion 15 and related interpretations (APB
15). APB 15 requires the dual presentation of primary and fully diluted earnings per share. Primary EPS shows the amount of income attributed to each share of common stock if every common stock equivalent were converted into common stock. Fully diluted EPS considers common stock equivalents and all other securities that could be converted into common stock.

 SFAS 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted. SFAS 128 requires restatement of all prior period earnings per share data.

 Had the Company computed earnings (loss) per share consistent with the provisions of SFAS 128 basic EPS would have been $0.14 and ($.03) for the three month period ended March 29, 1997 and March 30, 1996, respectively. Diluted EPS would have been equivalent to the earnings (loss) per share amount reported.

3.   Inventories
     -----------


     (In thousands)                       March 29, 1997      December 31, 1996
     --------------                       --------------      -----------------
     Raw Materials                            $12,428             $13,416
     Work-in-process                            5,946               5,550
     Finished goods                             7,852               7,354
                                              -------             -------
                                              $26,226             $26,320
                                              =======             =======

                               INSTRON CORPORATION                    FORM 10-Q
                                                                      PART I
                   Notes to Consolidated Financial Statements         ITEM 1
                                 March 29, 1997
                                   (unaudited)


3.   Inventories (continued)
     -----------------------

     Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is principally used for inventories in the United States and the Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $11,025,000 and $10,808,000 at March 29, 1997 and December 31, 1996, respectively. The excess of current cost over stated LIFO value was $5,080,000 at March 29, 1997 and $4,990,000 at December 31, 1996.

4.   Sale of LMS
     -----------

     On April 14, 1997, the Company sold its Laboratory MicroSystems division, known as LMS, to Axiom Systems. The net assets associated with LMS at the time of the sale were approximately $2.9 million,and there was no significant gain or loss recorded as a result of this disposition. The proforma results of this transaction is not disclosed as the results were immaterial.

                               INSTRON CORPORATION                    FORM 10-Q
                                 MARCH 29, 1997                          PART I
                                                                         ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations
---------------------

Quarter ended March 29, 1997 vs. quarter ended March 30, 1996
-------------------------------------------------------------

As previously disclosed, Instron contributed its structures business as part of the agreement to form the Joint Venture, Instron Schenck Testing Systems ("IST"), with Carl Schenck AG in November of 1996. Under a manufacturing and supply agreement, Instron has supplied structures systems to IST at substantially reduced gross margins compared to gross margins achieved on structures business in the first quarter of 1996. The normal gross margin on these systems is reflected in IST's financial results. The revenue on shipments to IST and related manufacturing costs are included in the Company's consolidated revenue and cost of revenue figures. Orders received from IST are not reflected in the Company's total bookings and backlog figures as the expected profit margin on this business is substantially lower than the Company's normal operations. Under a research and development agreement, as well as a support services agreement, Instron has rebilled IST for development projects and support services that Instron provided to IST.

Revenues for the first quarter of 1997 were $36,023,000, an increase of 2.3% over the same period last year, due primarily to increased revenues of the Company's service business. Foreign sales accounted for approximately 60% of consolidated first quarter revenues compared with 66% for the first quarter of 1996.

The Company's consolidated gross margin as a percentage of revenue decreased to 40.8% for the first quarter of 1997 compared to 41.6% for the first quarter of 1996, due in part to the impact of supplying IST with structures systems, as discussed above, and to a mix of lower margin products, partially offset by improved profitability of the Company's service business. The Company expects its gross margin percentage to be negatively effected during fiscal year 1997 resulting from its agreement to supply product to IST at the lower profit margins.

Total selling and administrative expenses decreased by 1.2% compared to the first quarter of 1996 as certain selling and administrative expenses have been rebilled to IST. As a percentage of revenue, selling and administrative expenses were 30.1% in the first quarter of 1997 compared to 31.2% for the comparable period last year.

                               INSTRON CORPORATION                    FORM 10-Q
                                 MARCH 29, 1997                          PART I
                                                                         ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations (continued)
---------------------------------

Research and development expenses decreased by 10.7% for the first quarter of 1997 compared with the first quarter of 1996. This decrease is the result of certain Instron engineering resources being utilized to develop new products for IST in accordance with the Joint Venture agreement. The costs associated with these development efforts were transferred to IST and represent Instron's strategy to leverage its existing technology and application knowledge within the structural testing market. Software development costs of $106,000 were capitalized during the first quarter of 1997 compared with $405,000 in the first quarter of last year. If these costs had been included as period expenses and if the engineering costs transferred to IST were included as period expenses, research and development expenses would have decreased by 5.7%.

Operating expenses in the first quarter of 1996 included a special items charge of $1,812,000, representing the cost of implementing a work force reduction and consolidation of certain manufacturing operations.

Net interest expense increased by 29.0% compared to the first quarter of 1996 due to higher average borrowings resulting primarily from the Company's cash investment of approximately $7.0 million to obtain a 51% interest in IST. Foreign exchange losses of $128,000 in the first quarter of 1997 resulted primarily from the strengthening of the U.S. dollar. This compares to foreign exchange gains of $183,000 in the first quarter of 1996, which resulted primarily from the strengthening of certain European currencies against the British pound.

Net income for the first quarter of 1997 was $919,000, or 14 cents per share, compared to a net loss of $221,000, or 3 cents per share, for the same period last year, which included the effect of a special items charge. Excluding this special

                               INSTRON CORPORATION                    FORM 10-Q
                                 MARCH 29, 1997                          PART I
                                                                         ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations (continued)
---------------------------------

items charge, net income would have been $902,000 in the first quarter of 1996, or 14 cents per share.

The consolidated effective tax rate was 38% for the first quarter of 1997 and 1996.

Financial Condition
-------------------

In the first quarter of 1997, the Company generated net operating cash flows of $3.0 million which were used to fund capital expenditures of $0.6 million and pay down bank borrowings. Cash and cash equivalents decreased by $0.7 million in the first quarter of 1997.

At March 29, 1997, the Company had $20.4 million of available credit under its $35.0 million multicurrency revolving credit and term loan facility. The Company's subsidiaries have other overdraft and borrowing facilities for allowing advances of approximately $26.0 million of which $6.1 million were outstanding at March 29, 1997. The ratio of total debt to debt plus equity at March 29, 1997, decreased to 25.2% from 27.7% at year-end 1996.

Accounts receivable decreased by $1.8 million from year-end 1996 and inventories rose by $0.7 million from the end of 1996. The inventory turnover ratio decreased slightly to 2.66 from 2.68 at year-end 1996.

The Company believes its present capital resources and anticipated operating cash flows are sufficient to meet its current and future cash requirements to finance operations, capital expenditures and acquisitions.

Bookings for the first quarter of 1997 decreased by 8.0% from the same period last year. When the first quarter of 1996 is adjusted to exclude structures orders and when bookings for the disposed of LMS division (as discussed below) are excluded from the first quarter of 1997 and 1996, bookings for ongoing business increased by 0.8%. This increase is due primarily to strong order bookings in North America partially offset by lower bookings in the Company's European operation.

                               INSTRON CORPORATION                    FORM 10-Q
                                 MARCH 29, 1997                          PART I
                                                                         ITEM 2


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Financial Condition (continued)
-------------------------------

The Company's order backlog was $30.3 million at the end of the first quarter of 1997, a decrease of 16.7% from the first quarter of 1996. When the first quarter of 1996 is adjusted to exclude structures orders and when LMS backlog is excluded from the first quarter of 1997 and 1996, the decrease of backlog for ongoing business is 6.3%.

On February 26, 1997, the Board of Directors declared a regular quarterly dividend of 4 cents per share on the Company's Common Stock, payable March 28, 1997, to shareholders of record on March 14, 1997.

On April 14, 1997, the Company sold its Laboratory MicroSystems division known as LMS to Axiom Systems. This operation achieved customer bookings of over $6 million in 1996, but did not make a material contribution to Instron's profits. In prior years it had depressed Instron's reported profit levels. There was no significant gain or loss recorded in the first quarter of 1997 resulting from this disposition.

On May 1, 1997 the Company acquired the GRC Instrument business unit of GRC International, Inc. in an asset purchase deal. This unit includes the Dynatup product line of instrumented impact testing equipment. These products complement Instron's existing electromechanical testing machines, hardness testers and impact testers and are expected to contribute over $3.5 million to the Company's annualized revenue. The Company intends to use existing manufacturing capacity at its Canton, Massachusetts facility to produce Dynatup's products and have entered into a transition agreement with GRC International, Inc. to ensure support from the current Dynatup location in Santa Barbara, California. This acquisition will be accounted for under the purchase method of accounting. The assets and results of operations of the Dynatup business will be recorded in the Company's financial statements as of May 1, 1997.

                               INSTRON CORPORATION                    FORM 10-Q
                                 MARCH 29, 1997                          PART I
                                                                         ITEM 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



This Form 10-Q Report contains certain "forward-looking" statements within the meaning of the federal securities laws and are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such statements are only predictions and speak only as of the date of this report. No assurances can be given that actual results will not differ materially from those projected in the forward-looking statements contained in this Form 10-Q report.

Certain factors that might cause such a difference include: the level of bookings worldwide, particularly in Europe, the operating results of the IST Joint Venture between the Company and Carl Schenck AG, the Company's ability to successfully integrate the operations of the Dynatup product line and the impact of fluctuations in exchange rates. Actual results may also differ materially due to risks and uncertainties which are described from time to time in the Company's SEC reports, including, but not limited to, the Company's report on Form 10-K for the fiscal year 1996.

                               INSTRON CORPORATION                    FORM 10-Q
                                 March 29, 1997                       PART II
                                                                      ITEM 2


Part II - Other Information

Item 1.   Legal Proceedings
-------   -----------------

Neither the Registrant nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings.

Item 2.   Changes in the Rights of the Company's Security Holders
-------   -------------------------------------------------------

None.

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

None.

Item 5.   Other Information
-------   -----------------

None.

Item 6    Exhibits and Reports on Form 8-K
------    --------------------------------

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



                                           INSTRON CORPORATION




          Date:  May 12, 1997              By /s/ James M. McConnell
                                           -------------------------------------
                                           James M. McConnell
                                           President and Chief Executive Officer







          Date:  May 12, 1997              By /s/ Linton A. Moulding
                                           -------------------------------------
                                           Linton A. Moulding
                                           Chief Financial Officer