Form 10-Q
period 1997-06-28
INSTRON CORP
filed 1997-08-12
CIK 50716

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 28, 1997
                                                 -------------

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
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


         100 Royall Street                                              02021
       Canton, Massachusetts                                          (Zip Code)
(Address of Principal executive offices)



                                 (617) 828-2500
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]   No
                                       -----     -----
The number of shares outstanding of each of the issuer's classes of common stock as of August 1, 1997.



                 Common Stock, $1 par value -- 6,769,687 shares

================================================================================

                               INSTRON CORPORATION                  FORM 10-Q
                        Consolidated Statement of Income            PART I
                                   (Unaudited)                      ITEM 1

                        (In thousands, except share data)


                                                        For the three months ended
                                                 ---------------------------------------
                                                  June 28, 1997           June 29, 1996
                                                 ---------------------------------------
Revenue:
      Sales                                      $    30,977             $    29,389
      Service                                          6,147                   5,948
                                                 -----------             -----------
            Total revenue                             37,124                  35,337
                                                 -----------             -----------

Cost of revenue:
      Sales                                           17,890                  16,227
      Service                                          4,107                   3,871
                                                 -----------             -----------
            Total cost of revenue                     21,997                  20,098
                                                 -----------             -----------
                  Gross Profit                        15,127                  15,239
                                                 -----------             -----------

Operating expenses:
      Selling and administrative                      10,794                  11,105
      Research and development                         1,760                   2,268
                                                 -----------             -----------
            Total operating expenses                  12,554                  13,373
                                                 -----------             -----------
Income from operations                                 2,573                   1,866
                                                 -----------             -----------

Other expenses:
      Interest                                           231                     219
      Foreign exchange (gains) losses                    (34)                    175
                                                 -----------             -----------
            Total other expenses                         197                     394
                                                 -----------             -----------
Income before income taxes                             2,376                   1,472

Provision for income taxes                               906                     560
                                                 -----------             -----------
Net income                                       $     1,470             $       912
                                                 ===========             ===========

Net income per common share
 (Note 2)                                        $       .22             $      0.14
                                                 ===========             ===========


Average common and equivalent
 shares outstanding (Note 2)                       6,584,160               6,565,782
                                                 ===========             ===========


Dividends declared per share of
 common stock                                    $       .04             $      0.04
                                                 ===========             ===========



           See accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                    FORM 10-Q
                        Consolidated Statement of Income              PART I
                                   (Unaudited)                        ITEM 1
                        (In thousands, except share data)


                                                    For the six months ended
                                               ---------------------------------
                                               June 28, 1997       June 29, 1996
                                               ---------------------------------

      Revenue:
      Sales                                     $    60,800         $    59,140
      Service                                        12,347              11,421
                                                -----------         -----------
            Total revenue                            73,147              70,561
                                                -----------         -----------
Cost of revenue:
      Sales                                          34,949              32,853
      Service                                         8,365               7,813
                                                -----------         -----------
            Total cost of revenue                    43,314              40,666
                                                -----------         -----------

                  Gross Profit                       29,833              29,895
                                                -----------         -----------
Operating expenses:
      Selling and administrative                     21,653              22,097
      Research and development                        3,668               4,405
      Special items charge                                0               1,812
                                                -----------         -----------
            Total operating expenses                 25,321              28,314
                                                -----------         -----------

            Income from operations                    4,512               1,581
                                                -----------         -----------
Other expenses:
      Interest                                          560                 474
      Foreign exchange (gains) losses                    94                  (8)
                                                -----------         -----------
            Total other expenses                        654                 466
                                                -----------         -----------

Income before income taxes                            3,858               1,115

Provision for income taxes                            1,469                 424
                                                -----------         -----------

Net income                                      $     2,389         $       691
                                                ===========         ===========

Net income per common share (Note 2)            $       .36         $      0.11
                                                ===========         ===========

Average common and equivalent shares
 outstanding (Note 2)                             6,563,369           6,538,858
                                                ===========         ===========
Dividends declared per share of
 common stock                                   $       .08         $      0.08
                                                ===========         ===========



           See accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                     FORM 10-Q
                           Consolidated Balance Sheet                  PART I
                        (In thousands, except share data)              ITEM 1

                                                       For the six months ended
                                                       ------------------------
                                                        June 28,    December 31,
                                                          1997          1996
                                                     -------------  ------------
      ASSETS:                                         (unaudited)

Current assets:
      Cash and cash equivalents                       $   2,141       $   2,541
      Accounts receivable (net of
       allowance for doubtful accounts of
       $900 in 1997 and $1,107 in 1996)                  41,060          46,938
      Inventories                                        26,282          26,320
      Deferred income taxes                               3,765           3,602
      Prepaid expenses and other current assets           1,899           1,857
                                                      ---------       ---------
                  Total current assets                   75,147          81,258

Property, plant and equipment, net                       20,873          22,466
Deferred income taxes                                     1,210           1,203
Other assets                                             17,698          16,906
                                                      ---------       ---------
                  Total assets                        $ 114,928       $ 121,833
                                                      =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                                   $   4,076       $   6,510
      Accounts payable                                    8,256           7,153
      Accrued liabilities                                13,526          12,805
      Accrued employee compensation and benefits          4,660           6,205
      Accrued income taxes                                  515           1,602
      Advance payments received on contracts              1,473           2,889
                                                      ---------       ---------
                  Total current liabilities              32,506          37,164

Long-term debt                                           14,440          17,409
Other long-term liabilities                               5,124           4,859
                                                      ---------       ---------
                  Total liabilities                      52,070          59,432
                                                      ---------       ---------
Stockholders' equity:
      Preferred stock, $1 par value; 1,000,000
       shares authorized, none issued                         0               0
      Common stock, $1 par value; 10,000,000 shares
       authorized, 6,769,687 and 6,519,687 shares
       issued, respectively                               6,770           6,520
      Additional paid in capital                          6,327           3,514
      Deferred compensation                              (3,063)              0
      Retained earnings                                  57,860          55,997
      Cumulative translation adjustment                  (4,322)         (2,916)
                                                      ---------       ---------
                                                         63,572          63,115
  Less:  Treasury stock of 74,952 shares
   at cost                                                  714             714
                                                      ---------       ---------
     Total stockholders' equity                          62,858          62,401
                                                      ---------       ---------
     Total liabilities and stockholders' equity       $ 114,928       $ 121,833
                                                      =========       =========


           See accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                     FORM 10-Q
                      Consolidated Statement of Cash Flows             PART I
                                   (Unaudited)                         ITEM 1

   (In thousands)

                                                               For the six months ended
                                                             ---------------------------
                                                                June 28,      December 31,
                                                                  1997           1996
                                                             -------------  ------------

Cash flows from operating activities:
    Net income                                                  $ 2,389       $   691
    Adjustments to reconcile net income to
     net cash provided by operating activities:
           Depreciation and amortization                          3,244         3,407
           Provision for losses on accounts receivable              145            49
           Decrease in deferred taxes                               (14)          (94)
           Changes in assets and liabilities, excluding
            the effects from purchase of business:
                   Decrease in accounts receivable                6,598         5,667
                   (Increase) decrease in inventories               539        (5,749)
                   (Increase) decrease in prepaid expenses
                    and other current assets                       (145)          394
                   Decrease in accounts
                    payable and accrued expenses                 (2,437)       (2,146)
                   Increase in other long-term liabilities          157
                                                                                  743
                   Other                                         (1,908)          475
                                                                -------       -------
           Net cash provided by operating activities              8,568         3,437
                                                                -------       -------
Cash flows from investing activities:
    Capital expenditures                                         (1,302)       (2,037)
    Purchase of business                                         (2,010)            0
    Capitalized software costs                                     (133)         (624)
    Other                                                           213           125
                                                                -------       -------
           Net cash used by investing activities                 (3,232)       (2,536)
                                                                -------       -------
Cash flows from financing activities:
    Net borrowings under revolving credit and
     term loan facility                                          (2,901)          939
    Net short-term borrowings                                    (2,250)         (776)
    Cash dividends paid                                            (526)         (511)
    Proceeds from exercise of stock options                           0           561
                                                                -------       -------
           Net cash provided by (used in) financing
            activities                                           (5,677)          213
                                                                -------       -------
Effect of exchange rate changes on cash                             (59)           (5)
                                                                -------       -------
Net increase (decrease) in cash and cash equivalents               (400)        1,109
                                                                -------       -------
Cash and cash equivalents at beginning of year                    2,541         1,644
                                                                -------       -------
Cash and cash equivalents at end of period                      $ 2,141       $ 2,753
                                                                =======       =======

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
           Interest                                             $   744       $   804
           Income taxes                                           1,996           816
Supplemental disclosures of non-cash investing
 and financing activities:
Liabilities incurred or assumed
 in business acquisition                                        $   639       $     0


           See accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                     FORM 10-Q
                                                                       PART I
                   Notes to Consolidated Financial Statements          ITEM 1
                                  June 28, 1997
                                   (unaudited)

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

      In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

      The Financial Accounting Standard Board recently issued Statement of Financial Accounting Standard No. 130, " Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

      In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

2. NET INCOME PER SHARE
   --------------------
      Net income per share is based on the weighted average number of common shares and common share equivalents outstanding.

                               INSTRON CORPORATION                     FORM 10-Q
                                                                       PART I
                   Notes to Consolidated Financial Statements          ITEM 1
                                  June 28, 1997
                                   (unaudited)


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

      Had the Company computed earnings per share consistent with the provisions of SFAS 128 basic EPS would have been $0.22 and $.14 for the three month period ended June 28, 1997 and June 29, 1996, respectively, and $0.36 and $.11 for the six month period ended June 28, 1997 and June 29, 1996, respectively. Diluted EPS would have been equivalent to the earnings (loss) per share amount reported.

3. Inventories
    -----------                       June 28, 1997    December 31, 1996
   (In Thousands)                     -------------    -----------------

   Raw Materials                          $13,220           $  13,416
   Work-in-process                          6,654               5,550
   Finished goods                           6,408               7,354
                                          -------           ---------
                                          $26,282           $  26,320
                                          =======           =========

      Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is principally used for inventories in the United States and the Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $10,449,000 and $10,808,000 at June 28, 1997 and December 31,

                               INSTRON CORPORATION                     FORM 10-Q

                                  June 28, 1997                           PART I
                                                                          ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


3.    INVENTORIES (CONTINUED)
      ----------------------

      1996, respectively. The excess of current cost over stated LIFO value was $5,164,000 at June 28, 1997 and $4,990,000 at December 31, 1996.

      RESULTS OF OPERATIONS
      ---------------------

      Quarter ended June 28, 1997 vs. Quarter ended June 29, 1996
      -----------------------------------------------------------

            As previously disclosed, Instron contributed its structures business as part of the agreement to form the Joint Venture, Instron Schenck Testing Systems ("IST"), with Carl Schenck AG in November of 1996. The investment in IST has been accounted for under the equity method of accounting. Under a manufacturing and supply agreement, Instron has supplied structures systems to IST at substantially reduced gross margins compared to gross margins achieved on structures business in 1996. The normal gross margin on these systems is reflected in IST's financial results. The revenue on shipments to IST and related manufacturing costs are included in the Company's consolidated revenue and cost of revenue. Orders received from IST are not reflected in the Company's total bookings and backlog figures as the expected profit margin on this business is substantially lower than the Company's normal operations. Under a research and development agreement, as well as a support services agreement, Instron has rebilled IST for development projects and support services that Instron provided to IST. Financial comparisons of the results of the second quarter are also impacted by the disposal of the LMS business on April 14, 1997. Historically this operation did not contribute significantly to operating income, however, its exclusion from the second quarter results of 1997 has an effect on the comparison of revenues and operating expenses.

         Revenues for the second quarter of 1997 were $37,124,000, an increase of 5.1% from the same period last year. If the second quarter revenue of 1996 is adjusted to exclude structures shipments which are now recorded by IST joint venture, and the revenues of LMS, then the increase in revenues of the ongoing business is 9.9%. This increase occurred primarily in North America, where activity remains very strong across all product lines. Foreign sales accounted for approximately 61% of consolidated second quarter revenues, compared with 61% for the second quarter of 1996.

         The Company's consolidated gross margin as a percentage of revenue decreased to 40.7% for the second quarter of 1997 compared to 43.1% for the second quarter of 1996. This is due primarily to the impact of supplying IST with

                               INSTRON CORPORATION                     FORM 10-Q
                                  June 28, 1997                        PART I
                                                                       ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


      RESULTS OF OPERATIONS (continued)
      ---------------------------------

      Quarter Ended June 28, 1997 vs. Quarter Ended June 29, 1996
      -----------------------------------------------------------

      $1.7 million of structure systems, as discussed above. The Company continues to expect its gross margin percentage to be negatively effected during fiscal year 1997 resulting from its agreement to supply products to IST at lower profit margins.

          Total selling and administrative expenses decreased by 2.8% compared to the second quarter of 1996, due to the disposal of LMS and the recovery of certain administrative expenses from IST. As a percentage of revenue, selling and administrative expenses were 29.1% in the second quarter of 1997 compared to 31.4% for the comparable period last year.

          Research and development expenses decreased by 22.4% for the second quarter of 1997 compared with the first quarter of 1997. The primary reason for this decrease is the result of certain Instron engineering resources being utilized to develop new products for IST in accordance with the joint venture agreement. The costs associated with the development efforts were transferred to IST and represent Instron's strategy of leveraging its existing technology and application knowledge within the structural testing market. No software development costs were capitalized during the second quarter of 1997 compared with $219,000 of capitalized software development costs in the second quarter of last year. If software capitalization costs and engineering costs to IST were included as period expenses, research and development expenses would have decreased by 12.2%.

          Income from operations for the second quarter was $2,573,000, an increase of 37.9% compared to the second quarter last year on an increase in total revenue of 5.1%. Total income from operations expressed as a percentage of total revenue has increased to 6.9% from 5.3% for the same period in 1996.

          Net income of $1,470,000 for the second quarter of 1997 increased by 61.2% compared to net income of $912,000 for the second quarter of 1996. Earnings for the three months ended June 28, 1997 were 22 cents per share compared to 14 cents per share for the same period last year. This increase in earnings is principally due to the 9.9% increase in the revenue from ongoing business and lower operating expenses due to the recovery of certain expenses from IST.

                         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations
                               INSTRON CORPORATION                     FORM 10-Q
                                  June 28, 1997                        PART I
                                                                       ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


      RESULTS OF OPERATIONS (CONTINUED)

      Six Months ended June 28, 1997 vs Six Months ended June 29, 1996
      ----------------------------------------------------------------

          Revenues for the six months ended June 28, 1997, increased by 3.7% from the comparable 1996 period. Removing the effect of LMS and the structures business (contributed to IST), which are no longer included in our ongoing business, the increase would be 6.8%. This increase has occurred primarily in the North America and the Asia/Latin America operations. Foreign sales accounted for approximately 60% of the consolidated first six months' revenue compared to 63% in 1996.

          Gross margin as a percentage of revenue decreased to 40.8% compared with 42.4% in the first half of 1996. This is due to the impact of supplying IST with structures systems at lower than normal profit levels.

          Total selling and administrative expenses decreased by 2.0% compared to the same period in 1996 and as a percentage of revenue, selling and administrative expenses decreased to 29.6% compared to 31.3% for the same period last year. This is due primarily to certain selling and administrative expenses being recovered from IST and the exclusion of expenses relating to LMS after the sale of the business on April 14, 1997.

          Research and development expenses decreased by 16.7% for the first six months of 1997 compared with the same period in 1996. During the first half of 1997, the Company capitalized $133,000 of software development costs compared with $624,000 in the first half of 1996. If these costs were included and if the engineering costs to IST were included as period expenses, research and development expenses would have decreased by 5.9%.

          Total Income from operations for the first half of 1997 was $4,512,000 compared to $1,581,000 for the same period last year. The results for the first six months of 1996 included a special items charge of $1,812,000, representing the cost of implementing a work force reduction and consolidation of certain manufacturing expenses.

          Net interest expense increased by 18.1% compared to the first six months of 1996 due to higher borrowings resulting primarily from the Company's cash investment of approximately $7.0 million to obtain a 51% interest in IST.

                               INSTRON CORPORATION                     FORM 10-Q
                                  June 28, 1997                        PART I
                                                                       ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

      Six Months ended June 28, 1997 vs Six Months ended June 29, 1996
      ----------------------------------------------------------------
      (continued)
      -----------

          Net income for the first six months of 1997 was $2,389,000 or 36 cents per share compared to $691,000, or 11 cents per share, for the same period last year which included the effect of a special items charge. Excluding this special items charge, net income would have been $1,814,000 in the first six months of 1996, or 28 cents per share.

          The consolidated effective tax rate was 38% for the first half of 1997 and 1996.

      Financial Condition
      -------------------

          In the first half of 1997, the Company generated net operating cash flows of $8.6 million which was used to acquire the assets of the Dynatup business from GRC International for $2.0 million (previously announced) and to fund capital expenditures of $1.3 million and pay down debt.
       Cash and cash equivalents decreased by $0.4 million in the first six months of 1997.

          At June 28, 1997, the Company had $20.6 million of available credit under its $35.0 million multicurrency revolving credit and term loan facility. The Company's subsidiaries have other overdraft and borrowing facilities for allowing advances of approximately $26.0 million of which $4.1 million were outstanding at June 28, 1997. The ratio of total debt to debt plus equity at June 28, 1997, was 22.8%, down from 27.7% at year-end 1996.

          Accounts receivable decreased by $6.6 million from year-end 1996, which reflects the seasonally lower second quarter revenues and the sale of LMS. Inventories decreased by $0.5 million from the end of 1996. The inventory turnover ratio increased to 2.72 from 2.64 at year-end 1996, as a result of the lower inventory and higher sales volume.

          The Company believes its present capital resources and anticipated operating cash flows are sufficient for the foreseeable future to meet its current cash requirements.

          The Company's order backlog was $30.5 million at the end of the second quarter of 1997, a decrease of 12.9% from the end of the prior year's second

                               INSTRON CORPORATION                     FORM 10-Q
                                  June 28, 1997                        PART I
                                                                       ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

      Financial Condition (continued)
      -------------------------------

      quarter. When the second quarter of 1996 is adjusted to exclude structure orders and LMS orders, the backlog of orders for the ongoing business increased by 7.4%.

          Bookings for the first six months of 1997 were $70.3 million, down slightly from the same period last year. If bookings were restated to reflect ongoing business excluding structures and LMS orders, the bookings for the first half of 1997 would have increased by 8.0% compared to 1996. Bookings for the second quarter of 1997 increased by 6.5% from the same period in 1996. If bookings were restated to exclude structures and LMS orders, then bookings for the second quarter of 1997 would have increased by 15.2% compared to the same period last year.

          On May 14, 1997, the Board of Directors declared a regular quarterly dividend of 4 cents per share on the Company's common stock, payable June 27, 1997 to shareholders of record on June 6, 1997.

          The Company anticipates that order bookings will remain strong in the second half of 1997. Based on this and the existing order backlog, the Company expects to have an excellent year.

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

                                INSTRON CORPORATION                    FORM 10-Q
                                  June 28, 1997                        PART I
                                                                       ITEM 2

                           PART II - OTHER INFORMATION


      Item 1.     Legal Proceedings
      -----------------------------

      Neither the Registrant nor any of its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings.

      Item 2.     Changes In The Rights Of The Company's Security Holders
      -------------------------------------------------------------------

      None.

      Item 3.     Defaults Upon Senior Securities
      -------------------------------------------

      Not applicable.

      Item 4.     Submission of Matters to a Vote of Security Holders
      ---------------------------------------------------------------

      At the 1997 Annual Meeting of Stockholders of the Registrant held on May 14, 1997, the three directors nominated by management, as listed in the Registrant's proxy statement, were elected. At the Annual Meeting, these three nominees received the following votes: Harold Hindman: 5,023,345, For, 545,862 Withheld; Richard W. Young: 5,080,571 For, 488,636 Withheld; Sheldon Rutstein, 5,055,400 For, 513,807 Withheld. There were no abstentions or broker nonvotes with respect to the election of directors at the Annual Meeting.

      Also at the Annual Meeting:

      In Stockholder Proposal II, to approve an amendment to the Corporation's 1992 Stock Incentive Plan, the following reflects the voting on this matter:

          FOR:  4,074,225; AGAINST: 1,461,799; ABSTAIN: 33,183
          ----             --------            --------

      Item 5.     Other Information
      -----------------------------
      None.

      Item 6.     Exhibits and Reports on Form 8-K
      --------------------------------------------

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



      INSTRON CORPORATION




      Date: August 11, 1997         BY /s/ JAMES M. MCCONNELL
                                    ---------------------------------------
                                    James M. McConnell
                                    President and
                                    Chief Executive Officer







      Date: August 11, 1997         BY /s/ LINTON A. MOULDING
                                    ---------------------------------------
                                    Linton A. Moulding
                                    Chief Financial Officer