Form 10-Q
period 1997-09-27
INSTRON CORP
filed 1997-11-12
CIK 50716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


            FOR THE TRANSITION PERIOD FROM             TO
                                          -------------  ---------------

                          COMMISSION FILE NUMBER 1-5641
                                                 ------

                               INSTRON CORPORATION
             (Exact name of registrant as specified in its Charter)


                     MASSACHUSETTS                                                04-2057203
    (State or former jurisdiction of incorporation or                 (I.R.S. Employer Identiication No.)
                      organization)



                   100 ROYALL STREET                                                 02021
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /


The number of shares outstanding of each of the issuer's classes of common stock as of November 7, 1997.

                 COMMON STOCK, $1 PAR VALUE -- 6,798,598 SHARES

                               INSTRON CORPORATION                     FORM 10-Q
                         Consolidated Statement of Income              PART I
                                   (Unaudited)                         ITEM 1
                        (In thousands, except share data)


                                                   For the three months ended
                                             -----------------------------------------
                                             September 27, 1997     September 28, 1996
                                             -----------------------------------------
Revenue:
Sales                                        $    29,337            $   32,430
Service                                            6,659                 6,064
                                             -----------            ----------
   Total revenue                                  35,996                38,494
                                             -----------            ----------
Cost of revenue:
Sales                                             16,740                19,043
Service                                            4,248                 3,963
                                             -----------            ----------
   Total cost of revenue                          20,988                23,006
                                             -----------            ----------
Gross Profit                                      15,008                15,488
                                             -----------            ----------
Operating expenses:
Selling and administrative                        10,404                10,684
Research and development                           1,504                 2,131
                                             -----------            ----------
   Total operating expenses                       11,908                12,815
                                             -----------            ----------
Income from operations                             3,100                 2,673
                                             -----------            ----------

Other expenses:
Interest                                             153                   272
Foreign exchange (gains) losses                      (19)                   83
                                             -----------             ----------
   Total other expenses                              134                   355
                                             -----------            ----------

Income before income taxes                         2,966                 2,318

Provision for income taxes                         1,124                   881
                                             -----------             ----------

Net income                                   $     1,842            $    1,437
                                             ===========            ==========

Net income per common share (Note 2)         $      0.26            $     0.22
                                             ===========            ==========

Average common and equivalent
 shares outstanding (Note 2)                   6,974,760             6,496,992
                                             ===========            ==========
Dividends declared per share of
 common stock                                $      0.04            $     0.04
                                             ===========            ==========

           See accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                     FORM 10-Q
                        Consolidated Statement of Income               PART I
                                   (Unaudited)                         ITEM 1
                        (In thousands, except share data)


                                                 For the nine months ended
                                        -----------------------------------------
                                        September 27, 1997     September 28, 1996
                                        -----------------------------------------
Revenue:
  Sales                                      $   90,137             $   91,570
  Service                                        19,006                 17,485
                                             ----------             ----------
     Total revenue                              109,143                109,055
                                             ----------             ----------
Cost of revenue:
  Sales                                          51,689                 51,896
  Service                                        12,613                 11,776
                                             ----------             ----------
     Total cost of revenue                       64,302                 63,672
                                             ----------             ----------
  Gross Profit                                   44,841                 45,383
                                             ----------             ----------
Operating expenses:
  Selling and administrative                     32,057                 32,781
  Research and development                        5,172                  6,536
  Special items charge                                0                  1,812
                                             ----------             ----------
     Total operating expenses                    37,229                 41,129
                                             ----------             ----------

  Income from operations                          7,612                  4,254


Other expenses:
  Interest                                          713                    746
  Foreign exchange losses                            75                     75
                                             ----------             ----------
     Total other expenses                           788                    821
                                             ----------             ----------
Income before income taxes                        6,824                  3,433

Provision for income taxes                        2,593                  1,305
                                             ----------             ----------

Net income                                   $    4,231             $    2,128
                                             ==========             ==========

Net income per common share (Note 2)         $     0.63             $     0.33
                                             ==========             ==========


Average common and equivalent shares
 outstanding (Note 2)                         6,700,498              6,524,899
                                             ==========             ==========
Dividends declared per share of
 common stock                                $     0.12             $     0.12
                                             ==========             ==========

           See accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                     FORM 10-Q
                           Consolidated Balance Sheet                  PART I
                        (In thousands, except share data)              ITEM 1

                                                              September 27,        December 31,
                                                                   1997                1996
                                                              ---------------------------------
                                                                          (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                   $   1,985          $   2,541
    Accounts receivable (net of
     allowance for doubtful accounts of
     $1,027 in 1997 and $1,107 in 1996)                            44,655             46,938
    Inventories                                                    26,409             26,320
    Deferred income taxes                                           3,593              3,602
    Prepaid expenses and other current assets                       2,130              1,857
                                                                ---------          ---------
             Total current assets                                  78,772             81,258

Property, plant and equipment, net                                 20,445             22,466
Deferred income taxes                                               1,172              1,203
Other assets                                                       17,251             16,906
                                                                ---------          ---------
             Total assets                                       $ 117,640          $ 121,833
                                                                =========          =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                               $   4,847          $   6,510
    Accounts payable                                                9,669              7,153
    Accrued liabilities                                            12,803             12,805
    Accrued employee compensation and benefits                      4,496              6,205
    Accrued income taxes                                            1,213              1,602
    Advance payments received on contracts                          1,007              2,889
                                                                ---------          ---------
             Total current liabilities                             34,035             37,164

Long-term debt                                                     14,251             17,409
Other long-term liabilities                                         5,839              4,859
                                                                ---------          ---------
             Total liabilities                                     54,125             59,432
                                                                ---------          ---------
Stockholders' equity:
    Preferred stock, $1 par value; 1,000,000
     shares authorized, none issued                                     0                  0
    Common stock, $1 par value; 10,000,000 shares
     authorized, 6,796,098 and 6,519,687 shares
     issued, respectively                                           6,796              6,520
    Additional paid in capital                                      6,564              3,514
    Deferred compensation                                          (2,960)                 0
    Retained earnings                                              59,434             55,997
    Cumulative translation adjustment                              (5,605)            (2,916)
                                                                ---------          ---------
                                                                   64,229             63,115
    Less:  Treasury stock of 74,952 shares
     at cost                                                          714                714
                                                                ---------          ---------

             Total stockholders' equity                            63,515             62,401
                                                                ---------          ---------
             Total liabilities and stockholders' equity         $ 117,640          $ 121,833
                                                                =========          =========

           See accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                     FORM 10-Q
                      Consolidated Statement of Cash Flows             PART I
                                   (Unaudited)                         ITEM 1



(In thousands)


                                                                                      For the nine months ended
                                                                              --------------------------------------
                                                                              September 27, 1997  September 28, 1996
                                                                              --------------------------------------
Cash flows from operating activities:
    Net income                                                                     $ 4,231              $ 2,128
    Adjustments to reconcile net income to
     net cash provided by operating activities:
             Depreciation and amortization                                           4,779                5,105
             Provision for losses on accounts receivable                               153                   81
             Increase (decrease) in deferred taxes                                      94                  (97)
             Changes in assets and liabilities, excluding
              the effects from purchase of business:
                      Decrease in accounts receivable                                2,119                  588
                      Increase in inventories                                         (117)              (3,778)
                      (Increase) decrease in prepaid expenses
                       and other current assets                                       (397)                 134
                      Decrease in accounts payable and accrued expenses             (1,023)              (4,283)
                      Increase (decrease) in other long-term liabilities               997                 (202)
                      Other, net                                                    (2,071)                 345
                                                                                   -------              -------


    Net cash provided by operating activities                                        8,765                   21
                                                                                   -------              -------
Cash flows from investing activities:
    Capital expenditures                                                            (2,298)              (3,039)
    Capitalized software costs                                                        (414)                (793)
    Purchase of business, net of cash acquired                                      (2,010)                   0
    Other                                                                              387                  165
                                                                                   -------              -------

             Net cash used by investing activities                                  (4,335)              (3,667)
                                                                                   -------              -------
Cash flows from financing activities:
    Net borrowings under revolving credit and
     term loan facility                                                             (3,008)               4,123
    Net short-term borrowings                                                       (1,358)                 188
    Cash dividends paid                                                               (794)                (768)
    Proceeds from exercise of stock options                                            264                  561
                                                                                   -------              -------
             Net cash provided (used) by financing activities                       (4,896)               4,104
                                                                                   -------              -------

Effect of exchange rate changes on cash                                                (90)                   1
                                                                                   -------              -------
Net increase (decrease) in cash and cash equivalents                                  (556)                 459
                                                                                   -------              -------

Cash and cash equivalents at beginning of year                                       2,541                1,644
                                                                                   -------              -------
Cash and cash equivalents at end of period                                         $ 1,985              $ 2,103
                                                                                   =======              =======
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
             Interest                                                              $ 1,219              $ 1,233
             Income taxes                                                            2,153                1,328
Supplemental disclosures of non-cash investing
 and financing activities:
Liabilities incurred or assumed
 in business acquisition                                                           $   639              $     0



See accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                     FORM 10-Q
                   Notes to Consolidated Financial Statements          PART I
                               September 27, 1997                      ITEM 1
                                   (unaudited)


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

         In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

         The Financial Accounting Standard Board recently issued Statement of Financial Accounting Standard No. 130, " Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income for the Company will include foreign currency adjustments. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

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

                               INSTRON CORPORATION                     FORM 10-Q
                   Notes to Consolidated Financial Statements             PART I
                               September 27, 1997                         ITEM 1
                                   (unaudited)


2.   Net Income Per Share (continued)

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

         Had the Company computed earnings per share consistent with the provisions of SFAS 128 basic EPS would have been $0.27 and $.22 for the three month period ended September 27, 1997 and September 28, 1996, respectively, and $0.65 and $.33 for the nine month period ended September 27, 1997 and September 28, 1996, respectively. Diluted EPS would have been equivalent to basic EPS.

3.    Inventories

      (In thousands)                September 27, 1997         December 31, 1996
                                    ------------------         -----------------
      Raw Materials                     $12,536                   $13,416
      Work-in-process                     7,363                     5,550
      Finished goods                      6,510                     7,354
                                        -------                   -------
                                        $26,409                   $26,320
                                        =======                   =======

         Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is principally used for inventories in the United States and certain Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $10,951,000 and $10,808,000 at September 27, 1997 and December 31, 1996, respectively. The excess of current cost over stated LIFO value was $5,257,000 at September 27, 1997 and $4,990,000 at December 31, 1996.


4. The Company issued 250,000 shares of restricted stock as part of its incentive compensation strategy for key employees, which resulted in $3,062,500 of non-cash deferred compensation to be recognized as operating expense over a 10 year period.

                               INSTRON CORPORATION                     FORM 10-Q
                               September 27, 1997                      PART I
                                                                       ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         RESULTS OF OPERATIONS

         Quarter ended September 27, 1997 vs. Quarter ended September 28, 1996

                  As previously announced, Instron contributed its structures business as part of the agreement to form the joint venture, Instron Schenck Testing Systems ("IST"), with Carl Schenck AG in November of 1996. The investment in IST has been accounted for under the equity method of accounting. Pursuant to a manufacturing and supply agreement, Instron has supplied structures systems to IST at substantially reduced gross margins compared to gross margins achieved on structures business in 1996. The normal gross margin on these systems is reflected in IST's financial results. The revenue on shipments to IST and related manufacturing costs are included in the Company's consolidated revenue and cost of revenue. Orders received from IST are not reflected in the Company's total bookings and backlog figures as the expected profit margin on this business is substantially lower than the Company's normal operations. Pursuant to a research and development agreement, as well as a support services agreement, Instron is reimbursed by IST for certain development projects and support services that Instron provided to IST. Financial comparisons of the results of the third quarter are also impacted by Instron's disposition of the LMS business in April 1997. Historically this operation did not contribute significantly to operating income, however, its exclusion from the third quarter results of 1997 has an effect on the comparison of revenues and operating expenses.

                  Revenues for the third quarter of 1997 were $35,996,000, compared to $38,494,000 for the same period last year, a decrease of 6.5%. Foreign sales accounted for approximately 58% of consolidated third quarter revenues, compared with 57% for the third quarter of 1996. For comparison purposes, when structures shipments and revenues of LMS are excluded from the third quarter revenues of 1997 and 1996, revenues of the ongoing business for 1997 would have increased by 1.4%. This increase is due primarily to higher service revenue, partially offset by lower revenue in the Company's European operation.

                  The Company's consolidated gross margin as a percentage of revenue increased to 41.7% for the third quarter of 1997 compared to 40.2% for the third quarter of 1996. This is due primarily to a favorable mix of higher margin products and improved service margins, partially offset by the impact of supplying IST with structures systems at lower than normal profit margins.

                               INSTRON CORPORATION                     FORM 10-Q
                               September 27, 1997                      PART I
                                                                       ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         RESULTS OF OPERATIONS (continued)


         Quarter ended September 27, 1997 vs. Quarter ended September 28, 1996

                   Total selling and administrative expenses decreased by 2.6% compared to the third quarter of 1996, due to the disposition of the LMS business and the reimbursement of certain administrative expenses from IST. As a percentage of revenue, selling and administrative expenses were 28.9% in the third quarter of 1997 compared to 27.8% for the comparable period last year, due to lower product sales volume for the three months ended September 27, 1997.

                   Research and development expenses decreased by 29.4% for the third quarter of 1997 compared with the third quarter last year. The primary reason for this decrease is the result of certain Instron engineering resources being utilized to develop new products for IST in accordance with the joint venture agreement. The costs associated with the development efforts were reimbursed by IST and represent Instron's strategy of leveraging its existing technology and application knowledge within the structural testing market. Software development costs of $281,000 were capitalized during the third quarter of 1997 compared with $169,000 of capitalized software development costs in the third quarter of last year. If software capitalization costs and engineering costs transferred to IST were included as period expenses and engineering costs of LMS are excluded, research and development expenses for the third quarter of 1997 would have increased by 4.8% on a comparable basis to the third quarter of 1996.

                  Income from operations for the third quarter of 1997 was $3,100,000, an increase of 16.0% compared to the third quarter last year. Total income from operations expressed as a percentage of total revenue has increased to 8.6% from 6.9% for the same period in 1996.

                  Net interest expense decreased by $119,000 or 43.8% compared to the third quarter of 1996 due to lower borrowings. For the three months ended September 27, 1997, foreign exchange gains of $19,000 were recorded compared to foreign exchange losses of $83,000 in the third quarter of 1996.

                  Net income of $1,842,000 for the third quarter of 1997 increased by 28.2% compared to net income of $1,437,000 for the third quarter of 1996. Earnings for the three months ended September 27, 1997 were 26 cents per share compared to 22 cents per share for the same period last year. This increase in earnings is principally due to the improved gross margin and lower operating expenses due to the reimbursement of certain expenses from IST.

         Nine Months ended September 27, 1997 vs Nine Months ended September 28, 1996

                   Revenues for the nine months ended September 27, 1997, were nearly flat compared to the same period in 1996. Foreign sales accounted for approximately 59% of the consolidated first nine months revenue compared to 61% in 1996. Removing the effect of LMS and the structures business from both years, revenues of the ongoing business increased by 5.3% compared to the same period in 1996. This increase

                               INSTRON CORPORATION                     FORM 10-Q
                               September 27, 1997                      PART I
                                                                       ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         RESULTS OF OPERATIONS (continued)

         occurred primarily in the North America and the Asia/Latin America operations.

                  Gross margin as a percentage of revenue decreased to 41.1% compared with 41.6% for the first nine months of 1996. This is due to the impact of supplying IST with structures systems at lower than normal profit levels, partially offset by higher service margins. The Company continues to expect its gross margin percentage to be negatively effected during fiscal year 1997 resulting from its agreement to supply products to IST at lower profit margins.

                  Total selling and administrative expenses decreased by 2.2% compared to the same period in 1996 and as a percentage of revenue, selling and administrative expenses decreased to 29.4% compared to 30.1% for the same period last year. This decrease is due primarily to certain selling and administrative expenses being reimbursed by IST and the exclusion of expenses relating to LMS after the sale of the business in April 1997.

                  Research and development expenses decreased by 20.9% for the first nine months of 1997 compared with the same period in 1996. During the first nine months of 1997, the Company capitalized $414,000 of software development costs compared with $793,000 in the first nine months of 1996. If these costs were included and if the engineering costs transferred to IST were included as period expenses and engineering costs of LMS are excluded, research and development expenses would have decreased by 3.8% on a comparable basis to 1996.

                  Income from operations for the first nine months of 1997 was $7,612,000 compared to $4,254,000 for the same period last year. The results for the first nine months of 1996 included a special items charge of $1,812,000, representing the cost of implementing a work force reduction and consolidation of certain manufacturing expenses.

                  Net income for the first nine months of 1997 was $4,231,000 or 63 cents per share compared to $2,128,000 or 33 cents per share, for the same period last year, which included the effect of a special items charge. Excluding this special items charge, net income would have been $3,252,000 for the first nine months of 1996, or 50 cents per share.

                  The consolidated effective tax rate was 38% for the first nine months of 1997 and 1996.

                               INSTRON CORPORATION                     FORM 10-Q
                               September 27, 1997                      PART I
                                                                       ITEM 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         Financial Condition

                  In the first nine months of 1997, the Company generated net operating cash flows of $8.8 million which was used to acquire the assets of the Dynatup business from GRC International for $2.0 million in May 1997 (previously announced), fund capital expenditures of $2.3 million and pay down debt. Cash and cash equivalents decreased by $0.6 million in the first nine months of 1997.

                  At September 27, 1997, the Company had $20.7 million of unutilized credit under its $35.0 million multicurrency revolving credit and term loan facility. The Company's subsidiaries have other overdraft and borrowing facilities for allowing advances of approximately $26.0 million of which $4.8 million were utilized at September 27, 1997. The ratio of total debt to debt plus equity at September 27, 1997 was 23.1%, down from 27.7% at year-end 1996.

                  Accounts receivable decreased by $2.1 million from year-end 1996, which reflects quarterly revenue patterns. Inventories increased by $0.1 million from the end of 1996. The inventory turnover ratio increased to 2.71 at September 27, 1997 from 2.68 at year-end 1996.

                  The Company believes its present capital resources and anticipated operating cash flows are sufficient for the foreseeable future to meet its current cash requirements.

                  The Company's order backlog was $29.9 million at the end of the third quarter of 1997, a decrease of 15.4% from the end of the prior year's third quarter. For comparison purposes, if the third quarter of 1996 is adjusted to exclude structure orders and LMS orders, the backlog of orders at September 27, 1997 for the ongoing business would have increased by 6.9%.

                  Bookings for the first nine months of 1997 were $106.0 million, a decrease of 2.6% from the same period last year. Bookings restated to reflect ongoing business by excluding structures and LMS orders increased by 7.6% for the first nine months of 1997, compared to 1996. Bookings for the third quarter of 1997 decreased by 5.9% from the same period in 1996. Bookings restated to exclude structures and LMS orders increased by 6.9% for the third quarter of 1997, compared to the same period last year.

                  The Company issued 250,000 shares of restricted stock as part of its incentive compensation strategy for key employees, which resulted in $3,062,500 of non-cash deferred compensation to be recognized as operating expense over a 10 year period.

                  On October 29, 1997, the Board of Directors declared a regular quarterly dividend of 4 cents per share on the Company's common stock, payable January 2, 1998 to shareholders of record on December 12, 1997.

                               INSTRON CORPORATION                     FORM 10-Q
                               September 27, 1997                      PART I
                                                                       ITEM 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         Financial Condition (continued)

                  The Company anticipates that order bookings will remain strong through the fourth quarter of 1997. Based on this and the existing order backlog, the Company expects to have an excellent year.

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

                  Certain factors that might cause such a difference include: the level of bookings worldwide, particularly in Europe; the operating results of the IST Joint Venture; the Company's ability to successfully integrate the operations of the Dynatup product line; and the impact of fluctuations in exchange rates. Actual results may also differ materially due to risks and uncertainties which are described from time to time in the Company's SEC reports, including, but not limited to, the Company's report on Form 10-K for the fiscal year 1996.

                               INSTRON CORPORATION                     FORM 10-Q
                               September 27, 1997                      PART I
                                                                       ITEM 2


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




                                                      INSTRON CORPORATION




         Date: November 7, 1997                       By /s/ James M. McConnell
                                                      -------------------------
                                                      James M. McConnell
                                                      President and
                                                      Chief Executive Officer




         Date: November 7, 1997                       By /s/ Linton A. Moulding
                                                      -------------------------
                                                      Linton A. Moulding
                                                      Chief Financial Officer