Form 10-K
period 1997-12-31
INSTRON CORP
filed 1998-03-31
CIK 50716

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

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                 (781) 828-2500
                (Registrant's telephone number, including area code)

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

            The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of March 20, 1998 was $97,734,780.

      The number of shares outstanding of each of the issuer's classes of common stock as of March 20, 1998 was 6,771,996.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Certain portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------

                                     PART I
                                ITEM 1. BUSINESS

THE COMPANY

      Founded in 1946, Instron Corporation ("Instron" or the "Company") designs, develops, manufactures, markets, and services materials testing systems, software, and accessories. These products are used principally in research and development and quality control applications to test the mechanical properties of various materials, components, and structures. The materials tested include metals, plastics, textiles, composites, ceramics and rubber. Instron systems test virtually all natural and man-made materials from fragile fibers to the exotic materials needed for space exploration.

      In the worldwide market for these systems, Instron is a leading producer of static (electromechanical), dynamic (servohydraulic), hardness and impact testing systems. Instron offers a comprehensive range of instruments and computer based materials testing systems that provide and enhance control of the testing process, data collection and analysis.

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

PRINCIPAL PRODUCTS

      Instron offers a comprehensive range of general-purpose materials testing systems, application software, and accessories within two principal product lines; static systems and dynamic systems. The major distinction between a static system and a dynamic system is the means used to apply force to the test specimen. The former uses a screw-driven moving crosshead and the latter a servo-controlled hydraulic actuator. Many tests can be carried out equally well with either a static or dynamic test machine. However, if the test requires extremely rapid rates of loading, or if it is a test of endurance in which the material is subjected to rapidly fluctuating loads, then the dynamic test machine is appropriate. Instron's product offerings vary in the force capacity of the machines, the complexity of the drive system, and the sophistication of the control electronics, the computer system, and the software.

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

      The prices of static systems generally range from $15,000 to $150,000. Static systems and related accessories accounted for approximately 70%, 69%, and 69% of the Company's revenue in 1997, 1996 and 1995 respectively.

      DYNAMIC SYSTEMS - Dynamic (servohydraulic drive) systems allow repeated deformation of the material being tested to simulate in-use conditions over an extended period of time. These systems use a servo-controlled hydraulic actuator, a load cell, grips, and electronic modules to control the test and analyze the test data.

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

      In November of 1996, the Company formed a joint venture with Carl Schenck A.G. of Darmastadt, Germany, known as Instron Schenck Testing Systems ("IST"). IST competes in the global structural testing markets. Under the terms of the agreement, the Company contributed its structural testing business, including order backlog, and $6.9 million in cash for a 51% ownership in the joint venture. Under a contract manufacturing and supply agreement, Instron manufactures and sells structural testing systems to IST.

      The prices of dynamic systems generally range from $40,000 to $400,000 with very complex structures systems ranging as high as several million dollars. Dynamic systems and related accessories accounted for approximately 30%, 31% and 31% of the Company's sales in 1997, 1996 and 1995, respectively.

      HARDNESS SYSTEMS - Instron is in the forefront of development for new hardness-testing systems. These systems indent the surface of a material under a controlled force. The size of the resulting indentation gives an indication of the hardness of the surface of the material.

      The Series 2000 hardness-testing machine takes advantage of the latest digital control technology by offering closed-loop control.

      The prices of hardness testing machines range from $2,000 to $20,000. The sales of hardness systems and related accessories are included in the percentage amounts for static systems set forth above.

      SERVICE - In recent years, the Company has invested in new service offerings, including calibration, extended warranties, software support, upgrade contracts and telephone support. The service business accounted for approximately 17%, 16%, and 15% of the Company's total revenue in 1997, 1996, and 1995, respectively. The service revenue is included in the percentage amounts for static and dynamic systems set forth above.

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

      In May 1997, the Company acquired the assets of the Dynatup business unit of GRC International Inc., which included a product line of instrumental impact testing equipment designed primarily for the plastics industry. The Company believes that the Dynatup product line will complement the Company's existing electro-mechanical testing systems, hardness testers and impact testers.

      The Company also has license agreements with third parties for the exclusive sale of certain products, including software, in the material testing industry.

      These other products and accessories for static and dynamic equipment purchased separately from the original sale of equipment are included in the percentage amounts for static and dynamic systems set forth above.

RESEARCH AND DEVELOPMENT

      The Company maintains major research and development staffs at their U.S. and U.K. manufacturing facilities. These development staffs often work directly with industrial and government researchers and the materials science departments of universities to create leading edge solutions to materials testing applications.

      Instron is a pioneer in the development and application of electronic measurement and drive systems techniques in materials testing systems. The Company has continuously designed, developed, and marketed state-of-the-art testing systems, software, and accessories, including digitally controlled static and dynamic testing systems. As part of the IST joint venture agreement, the Company agreed to expand the capability of the new dynamic controller and software to support the structures business. The costs associated with these development efforts are reimbursed by IST.

      In 1997, the Company expensed $6,959,000 on research and development activities, compared with $8,616,000 in 1996, and $8,782,000 in 1995. The Company has also capitalized certain software development costs of $637,000, $1,144,000, and $1,315,000 during 1997, 1996 and 1995, respectively. In addition, certain Instron engineering resources are utilized to develop new products for IST in accordance with the joint venture agreement. The costs associated with the development efforts are reimbursed by IST. If research and development expenses were restated for comparison purposes by including software development costs as period expenses, and by adjusting engineering expenses for the effect of the IST joint venture and the disposition of LMS, research and development expenses of the ongoing business would have increased by 4.0% in 1997. The Company, in recent years, has focused its research and development expenditures on revitalizing the static and dynamic product lines, developing new hardness testing machines, developing new software and enhancements, and redesigning products to reduce manufacturing costs. These new products and enhancements do not, in the Company's opinion, present a significant risk that on-hand inventory, which supports existing models, will be made obsolete because of the interchangeability of parts and the lead time available before the introduction of new products.

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

BACKLOG

      At December 31, 1997, the Company's backlog of orders was approximately $28,748,000 compared with $34,361,000 at December 31, 1996. The Company anticipates that essentially the entire backlog at December 31, 1997 will be shipped during 1998.

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

PATENTS AND TRADEMARKS

      The Company has several patents in the United States and in foreign countries. The Company relies basically on engineering and technological capability rather than on these patents to maintain its position in the industry. The trademarks "Dynatup", "Shore", "Rockwell" and "Instron" and the device mark are registered trademarks of the Company. Under current law, these trademarks may be renewed indefinitely as long as they are maintained in use.

ENVIRONMENTAL CONSIDERATIONS

      Compliance with federal, state and local provisions relating to protection of the environment has not had, and is not expected to have, any material adverse effects upon the production, capital expenditures, earnings, and competitive position of the Company and its subsidiaries.

NUMBER OF EMPLOYEES

      At December 31, 1997 the Company employed 1,087 people worldwide.

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

FOREIGN OPERATIONS

      Foreign operations represent a significant portion of the Company's business. The Company's branches and subsidiaries outside of the United States accounted for 59% of the Company's total revenue in 1997, 61% in 1996 and 60% in 1995. The Company believes that the business and political risk of operating in most of its current foreign markets is not, in the aggregate, materially greater than the risk undertaken by the Company in the United States. The recent economic turmoil in the Asian economics has increased the business risks associated with operating in this region. The Company's principal foreign assets are located in the United Kingdom.

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

Financial information concerning domestic and foreign operations appears in Notes 1 and 2 in the "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included as part of this report.

ITEM 2.   PROPERTIES

      The Company's corporate headquarters and principal United States manufacturing facility is located at the junction of Routes 128 and 138 in Canton, Massachusetts, approximately 15 miles from Boston. On March 27, 1998, the Company sold 42 acres of excess land in Canton, Massachusetts, for $13.5 million in cash. The remaining 24 acres is believed to be sufficient for current and future business requirements.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers of the Company are listed below along with their business experience during the past five years.

   NAME, AGE AND POSITION              BUSINESS EXPERIENCE DURING PAST 5 YEARS
   ----------------------              ---------------------------------------

James M. McConnell, 57                 Mr. McConnell joined Instron Corporation
President and                          in April 1990 as President and Chief
Chief Executive Officer                Executive Officer. From 1987 to 1990,
                                       Mr. McConnell was President and Chief
                                       Executive Officer of Automatic Switch
                                       Company, and from 1986 to 1987, he was
                                       President of Rosemont, Inc. (both are
                                       wholly-owned subsidiaries of Emerson
                                       Electric Co.)

Joseph E. Amaral, 50                   Mr. Amaral joined Instron Corporation in
Vice President, General Manager        1978. Since 1985, Mr. Amaral has held
of North America Operations            positions as Corporate Technical Staff
                                       Engineer, Corporate Technology Manager,
                                       Corporate Product Planning Manager, and
                                       Vice President, Corporate Technical
                                       Director. In March 1995, he was elected
                                       Vice President, General Manager of North
                                       America Operations.

Kenneth L. Andersen, 56                Mr. Andersen joined Instron Corporation
Vice President of Sales,               in June 1983. Since 1983, Mr. Andersen
North America                          has held positions as Director of
                                       Software Business Group, Director of
                                       Structures Business Group, and Corporate
                                       Marketing Director. In February 1993, he was elected Vice President of Sales, North America

John R. Barrett, 43                    Mr. Barrett joined Instron Corporation
Treasurer                              in 1988 as Assistant Treasurer. From
                                       1979 to 1988, Mr. Barrett has held
                                       various financial management positions
                                       with Computervision Corporation. In
                                       February 1993, he was elected Treasurer
                                       of the Corporation.

Jonathan L. Burr, 50                   Mr. Burr joined Instron Corporation in
Vice President, Corporate Director     1979. He has held positions as Personnel
 of Human Resources                    Administrator, Director of Personnel,
                                       and Corporate Director of Human
                                       Resources. In February of 1993, he was
                                       elected Vice President, Corporate
                                       Director of Human Resources. Mr. Burr is the son of George S. Burr, Vice Chairman of the Board of Directors.

     NAME, AGE AND POSITION             BUSINESS EXPERIENCE DURING PAST 5 YEARS
     ----------------------             ---------------------------------------

Yahya Gharagozlou, 42                   Mr. Gharagozlou joined Instron
Vice President, Corporate Technical     Corporation in 1981. He has held
 Director                               positions as Application Engineer,
                                        Assistant Product Manager, Corporate
                                        Product Manager for Software, Marketing
                                        Manager, Product Planning Manager, and
                                        Director of Engineering. In February
                                        1996, he was elected Vice President,
                                        Corporate Technical Director.

Arthur D. Hindman, 54                   Mr. Hindman joined Instron Corporation
Vice President and General Manager,     in 1979. Since 1979, Mr. Hindman has
Asia Pacific/Latin America              held positions as Manager, Marketing
                                        Administration; International Sales
                                        Manager, and General Manager, Asia/Latin
                                        America. In February of 1993, he was
                                        elected Vice President and General
                                        Manager, Asia Pacific/Latin America. Mr.
                                        Hindman is the son of Harold Hindman,
                                        Chairman of the Board of Directors.

William Milliken, 43                    Mr. Milliken joined Instron Corporation
Vice President, Corporate               in October of 1997 as Vice President,
Director of Manufacturing               Corporate Director of Manufacturing.
                                        From 1988 to 1997, Mr. Milliken was
                                        Director of Manufacturing for Otis
                                        Elevator's Asia division. From 1978 to
                                        1988 he held various financial and
                                        manufacturing management positions with
                                        General Motors Vice President,
                                        Corporation.

Linton A. Moulding, 44                  Mr. Moulding joined Instron Corporation
Chief Financial Officer                 in 1985. He has held positions as
                                        Corporate Controller, Director of US
                                        Operations, Corporate Vice President of
                                        Manufacturing, and Vice President of
                                        Finance and Treasurer. In February of
                                        1993, he was elected Chief Financial
                                        Officer of the Corporation.

Norman Smith, 51                        Mr. Smith joined Instron Limited in 1982
Vice President and Managing Director,   as Marketing Director Designate and
of Instron Limited                      assumed the position of Marketing
                                        Director in 1983. In January 1996, he
                                        was promoted to Deputy Managing Director and was elected Vice President of Instron and Managing Director of Instron
                                        Limited in November 1996.

                                         PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is listed on the American Stock Exchange under the symbol ISN. The table below sets forth the high and low sales prices of the Common Stock and the dividends declared during the two most recent fiscal years.

                               1997                            1996
                   ----------------------------   ------------------------------
                      MARKET PRICE       CASH         MARKET PRICE       CASH
                      ------------     DIVIDENDS      ------------     DIVIDENDS
                     HIGH       LOW    DECLARED     HIGH        LOW    DECLARED
--------------------------------------------------------------------------------

First quarter      $13.500   $12.000   $  .04     $14.500    $12.625  $  .04
Second quarter      14.250    10.750      .04      14.375     13.000     .04
Third quarter       18.875    14.000      .04      14.375     11.000     .04
Fourth quarter      19.188    15.125      .04      14.250     11.375     .04
                                       ------                         ------

       Year        $19.188   $10.750   $  .16     $14.500    $11.000  $  .16
                   =======   =======   ======     =======   ========  ======


      The number of holders of record of the Company's Common Stock at December 31, 1997 was 461. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

ITEM 6.   SELECTED FINANCIAL DATA

IN THOUSANDS, EXCEPT PER SHARE DATA   1997          1996        1995        1994       1993
------------------------------------------------------------------------------------------------
OPERATING RESULTS
Bookings of new orders               $150,020    $161,692    $155,092    $138,947    $124,998
Total revenue                         155,660     153,113     150,571     136,192     122,827
Income from operations                 12,571       9,145       8,921       8,082       5,034
Income before taxes                    11,555       7,385       7,684       6,979       3,883
Net Income                              7,164       4,582       4,995       4,537       2,485
Backlog                                28,748      34,361      36,136      32,687      29,063
Research & development                  6,959       8,616       8,782       8,062       7,248
Earnings before interest, taxes,
 depreciation and amortization
 (EBITDA)                              18,880      15,329      15,891      13,855       9,083

FINANCIAL POSITION
Working capital                      $ 41,942    $ 44,094    $ 38,259    $ 33,849    $ 31,070
Total assets                          118,985     121,833     113,334     102,294      99,153
Total debt                             13,659      23,919      19,875      17,818      21,718
Stockholders' equity                   66,254      62,401      56,102      51,926      46,897
Capital expenditures                    4,176       4,473       4,510       4,286       4,323

PER SHARE OF COMMON STOCK
Net income per basic share*          $   1.11    $    .72    $    .79    $    .72    $    .40
Net income per diluted share*            1.05         .70         .78         .72         .39
Dividends declared                        .16         .16         .15         .12         .12
Book value                               9.82        9.68        8.85        8.26        7.46

PERFORMANCE MEASUREMENT
Revenue growth                            1.7%        1.7%       10.6%       10.9%        5.6%

Pre-tax income as a % of
total revenue                             7.4         4.8         5.1         5.1         3.2

Effective income tax rate                38.0        38.0        35.0        35.0        36.0

Net income as a % of total revenue        4.6         3.0         3.3         3.3         2.0

Return on average stockholders'
equity                                   11.1         7.7         9.2         9.2         5.4

Total debt as a % of debt,
plus equity                              17.1        27.7        26.2        25.5        31.7

Working capital ratio                   2.0:1       2.2:1       1.9:1       1.9:1       1.8:1


* Earnings per share for fiscal years 1996, 1995, 1994 and 1993 have been restated to conform to the requirements of SFAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Instron contributed its structures business as part of an agreement to form a joint venture, Instron Schenck Testing Systems ("IST"), with Carl Schenck AG in November of 1996, as previously announced. The investment in IST has been accounted for under the equity method of accounting. Pursuant to a manufacturing and supply agreement, Instron has supplied structures systems and components to IST at substantially reduced gross margins compared to gross margins achieved prior to the formation. The revenue on shipments to IST and related manufacturing costs are included in the Company's consolidated revenue and cost of revenue. Orders received from IST are not reflected in the Company's total bookings and backlog figures as the expected profit margin on this business is substantially lower than the Company's normal operations. Pursuant to a research and development agreement, as well as a support services agreement, Instron is reimbursed by IST for certain development projects and support services that Instron provided to IST. Financial comparisons of the results of fiscal 1997 are also impacted by Instron's disposition of the LMS business in April 1997. Historically this operation did not contribute significantly to operating income, however, the exclusion of its operating results from the last three quarters of 1997 has an effect on the comparison of bookings, backlog, revenues and operating expenses.

      Total revenue of $155,660,000 in fiscal 1997 increased by 1.7% from total revenue of $153,113,000 in fiscal 1996. For comparison purposes, when structures shipments ($5.6 million in 1997) and revenues of LMS ($1.2 million in 1997) are adjusted for 1997 and 1996, as described above, revenues of the ongoing business increased by 5.6% in 1997. Total revenue in fiscal 1996 increased by 2% over fiscal 1995 due primarily to an improvement in the Company's service business. Total foreign revenue accounted for approximately 59% of total 1997 revenue, compared with 61% in 1996 and 60% in 1995.

      Bookings of new orders were $150,020,000 in fiscal 1997. If bookings were restated by adjusting structures and LMS orders, as previously described, bookings of the ongoing business increased by 5.4% in 1997. This increase is largely due to improved bookings in North America, partially offset by lower demand in overseas markets. In 1996, total bookings increased by 4% due to increased bookings in North America.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

      The Company's backlog of orders was $28,748,000 at December 31, 1997, a decrease of 16.3% from 1996. On a comparative basis, when LMS orders are excluded from last year's backlog, the backlog for 1997 decreased by 7.0%. The year-end 1996 backlog increased by 4% over 1995, assuming that structures orders are eliminated from the year-end 1995 backlog.

      The gross profit margins for the three years ended December 31, 1997, were 41.2%, 42.1% and 41.5%, respectively. The decrease in 1997 is due principally to the impact of supplying IST with structures systems at lower than normal profit margins which is expected to continue through fiscal year 1998. The increase in gross margin for 1996 was primarily due to improved service margins.

      The 1997 selling and administrative expenses of $44,641,000 decreased slightly from 1996. This decrease is due to certain selling and administrative expenses being reimbursed by IST and the exclusion of LMS expenses subsequent to the sale of the business in April 1997. As a percentage of revenue, selling and administrative expenses decreased to 28.7% in 1997 compared to 29.3% in 1996 and 29.7% in 1995. In 1996, selling and administrative expenses increased slightly from 1995.

      Research and development expenses decreased by 19.2% in 1997 and 2.0% in 1996. The decrease in 1997 resulted from certain Instron engineering resources ($2.0 million in 1997) being utilized to develop new products for IST in accordance with the joint venture agreement which were reimbursed by IST. During the three years ended December 31, 1997, the Company has capitalized certain software development costs (see Note 1 of Notes to Consolidated Financial Statements). If research and development expenses were restated for comparison purposes by including software developments costs as period expenses, and by adjusting engineering expenses for the effect of the IST joint venture and the disposition of LMS as previously discussed, research and development expenses of the ongoing business would have increased by 4.0% in 1997. As a percentage of total revenue, research and development expenditures, on a comparable basis, represented 6.3%, 6.4% and 6.9% in 1997, 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

      Operating income increased by 37.5% to $12,571,000 in 1997, compared to $9,145,000 in 1996 and $8,921,000 in 1995. As a percentage of total revenue, operating income represented 8.1%, 6.0% and 5.9% in 1997, 1996 and 1995, respectively. The 1996 operating income was effected by a special items charge, of $1,812,000. Before the effect of the special items charge, operating income in 1996 was $10,957,000 or 7.2% of total revenue. Excluding the effect of the special items charge, operating income increased by 14.7% in 1997, due primarily to the positive impact of IST, including the reimbursement of certain engineering expenses, and increased revenues of the ongoing business.

      Net interest expense decreased by 22% in 1997 and by 25% in 1996. The net decrease in 1997 was due to reduced interest expense resulting from lower average borrowings and further reduced by interest income received on notes receivable and temporary bank deposits. The decrease in 1996 resulted from interest income charged on certain debts owed the Company, partially offset by higher interest expense. Foreign exchange losses of $185,000 in 1997 resulted from the strengthening of the US dollar against certain Asian currencies. Foreign exchange losses of $689,000 in 1996 resulted from the strengthening of the British pound against certain European currencies and the U.S. dollar.

      Income before taxes was 7.4% of total revenue in 1997, compared to 4.8% in 1996 and 5.1% in 1995. The consolidated effective tax rate was 38% in 1997 and 1996 and 35% in 1995. A detailed reconciliation of the Company's effective tax rate and the United States statutory tax rate appears in Note 7 of Notes to the Consolidated Financial Statements.

      Instron reported net income of $7.2 million, or $1.05 per diluted share of common stock , for the year ended December 31, 1997, compared with $4.6 million or 70 cents per diluted share in 1996. Net income in 1996 included a special items charge to operations of $1.8 million ($1.1 million net of taxes). Excluding the effect of the special items charge, net income increased by 25.6% in 1997, due to the positive impact of IST, increased revenues of the ongoing business, a decline in interest expense and lower foreign exchange losses. Net income in 1996 increased by 14%, before the effects of the special items charge, over net income of $5.0 million in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In February 1997, the Financial Accounting Standards Board issued SFAS 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. The statement changes computational guidelines and disclosure requirements for earnings per share. The Company has adopted SFAS 128 in the accompanying financial statements and has restated all prior period earnings per share data.

FINANCIAL CONDITION

      The Company's operating activities generated cash of $17.0 million and $9.8 million in 1997 and 1996, respectively. Investing activities used $6.2 million in 1997 and $12.2 million in 1996, while financing activities used $10.6 million in 1997 and provided $3.1 million in 1996.

      The Company's primary source of funds in 1997 and 1996 was net cash generated by operations. The net cash generated by operations in 1997 consisted primarily of net income, as adjusted for the non-cash effect of depreciation and amortization expense, a reduction in inventories and the timing of payments of certain accounts payable and accrued expenses. The operating cash flows of $17.0 million were used to pay down debt, fund capital expenditures and purchase the assets of Dynatup.

      At December 31, 1997, accounts receivable were $48.2 million compared to $46.9 million at year-end 1996, which reflects higher fourth quarter revenue in 1997. Inventories of $24.0 million decreased by $2.3 million from year-end 1996. The inventory turnover ratio increased to 2.87 from 2.68 at the end of 1996.

      The Company's principal investment activities during 1997 included capital expenditures of $4.2 million, the purchase of Dynatup's net assets for $2.0 million and the development of software products of $0.6 million. The Company plans to make capital expenditures of approximately $7.0 million in fiscal 1998, principally for manufacturing equipment and building improvements. In addition, the Company plans to continue to develop and enhance its software products and pursue its strategy of acquisitions.

      The Company's total debt outstanding at year-end 1997 was $13.7 million compared to $23.9 million at the end of 1996. The ratio of total debt to debt plus equity, at year-end 1997 decreased to 17.1% from 27.7% in 1996. The reduction in debt was primarily due to increased earnings in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION (CONTINUED)

      The Company maintains a multicurrency revolving credit and term loan facility that provides for borrowings of up to $35.0 million. At December 31, 1997 and 1996, respectively, the Company had outstanding domestic borrowings of $7.6 million and outstanding domestic and international borrowings of $17.4 million under this facility which were classified as long-term. The Company has additional overdraft and borrowing facilities for allowing advances of approximately $26.0 million of which $6.1 million and $6.5 million were outstanding and classified as short-term borrowings at December 31, 1997 and 1996, respectively.

      The Company believes its present capital resources and anticipated operating cash flows are sufficient to meet its current and future cash requirements to finance operations, capital expenditures and acquisitions.

      On March 27, 1998, the Company sold 42 acres of excess land in Canton, Massachusetts, for $13.5 million in cash. The proceeds will initially be utilized to reduce outstanding debt, pay closing costs, related transaction fees and associated expenses, as well as pay taxes on the gain of this sale.

      Approximately 22% of the Company's total orders came from Asian markets in 1997. The Company expects that the current economic situation in Asia will have a negative impact in 1998. Bookings from this region are expected to decline to 19% of our total volume. At the same time, however, IST anticipates new order bookings to increase in this part of the world. The current strength in North America and Europe is expected to continue and potentially offset the slowdown in Asia. This potential increase in sales, together with IST's contribution, should enable earnings to maintain their upward momentum in 1998.

      The Company is currently undertaking a worldwide review of its internal business and operating systems to assess the year 2000 issue. As the Company has recently updated its major business information systems in the U.S. and U.K., it believes it will be able to address the year 2000 issue without any material adverse effect on its business operations and financial condition. With regard to Instron's software offerings to customers, we have initiated a communication program to our installed base advising our customers on the potential need to upgrade the older systems and software that may still be in operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION (CONTINUED)

      The Company has undertaken a consolidation of its European operations in order to lower costs and improve efficiencies and has also written down the value of certain non-performing assets. A special items charge of approximately $5.0 million, before taxes, will be taken in the first quarter of 1998 to cover these actions.

      Certain statements contained in this Annual Report are "forward-looking" statements within the meaning of the federal securities laws that are based on current expectations, estimates and management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," and "estimates" or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Accordingly, no assurances can be given that actual results will not differ materially from those projected in the forward-looking statements contained in this Annual Report. Certain factors that might cause such a difference include: the level of bookings worldwide for Instron and IST, particularly in Asia; the success of the automobile industry which is the major purchaser of IST products; the operating results of the IST joint venture; the impact of fluctuation in exchange rates; the uncertainties of operating in a global economy, including fluctuations in the economic conditions of the foreign and domestic markets served by the Company which can affect the demand for its products and services; the Company's ability to successfully integrate the products and operations of businesses acquired; the Company's ability to identify and successfully consummate strategic acquisitions; increased competition in the Company's businesses and the impact of competitive products and pricing; and the risks inherent in new product development and introductions, including uncertainty of customer acceptance and price-performance relative to competitors.

                               INSTRON CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997

                                     ITEM 8

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                               INSTRON CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:                      PAGE
                                                                           ----
Report of Independent Accountants.....................................       21
Consolidated Statements of Income for the years ended
 December 31, 1997, 1996 and 1995.....................................       22
Consolidated Balance Sheets as of December 31, 1997 and 1996..........       23
Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1996 and 1995..................................................       24
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997, 1996 and 1995.....................................       25
Notes to Consolidated Financial Statements............................    26-35
Supplementary Financial Information
 (Quarterly Financial Information/1997 and 1996 - (Unaudited).........       36

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF INSTRON CORPORATION:

We have audited the accompanying consolidated balance sheets of Instron Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Instron Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                    /S/COOPERS & LYBRAND L.L.P.
                                                    ---------------------------
Boston, Massachusetts                               COOPERS & LYBRAND L.L.P.
February 24, 1998

                              INSTRON CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

IN THOUSANDS, EXCEPT SHARE DATA
    (YEARS ENDED DECEMBER 31)                         1997            1996           1995
--------------------------------------------------------------------------------------------
Revenue:
   Sales                                         $   129,679      $  128,804      $  128,018
    Service                                           25,981          24,309          22,553
                                                  ----------      ----------      ----------

       Total revenue                                 155,660         153,113         150,571
                                                  ----------      ----------      ----------

Cost of revenue:
    Sales                                             74,126          72,556          72,155
    Service                                           17,363          16,086          15,971
                                                  ----------      ----------      ----------

       Total cost of revenue                          91,489          88,642          88,126
                                                  ----------      ----------      ----------

       Gross profit                                   64,171          64,471          62,445
                                                  ----------      ----------      ----------

Operating expenses:

    Selling and administrative                        44,641          44,898          44,742
    Research and development                           6,959           8,616           8,782
    Special items charge                                   0           1,812               0
                                                  ----------      ----------      ----------
       Total operating expenses                       51,600          55,326          53,524

       Income from operations                         12,571           9,145           8,921
                                                  ----------      ----------      ----------

Other (income) expense:

    Interest expense                                   1,465           1,548           1,490
    Interest income                                     (634)           (477)            (67)
    Foreign exchange (gains) losses                      185             689            (186)
                                                  ----------      ----------      ----------

       Total other expenses                            1,016           1,760           1,237
                                                  ----------      ----------      ----------

Income before income taxes                            11,555           7,385           7,684
Provision for income taxes                             4,391           2,803           2,689
                                                  ----------      ----------      ----------

Net income                                        $    7,164      $    4,582      $    4,995
                                                  ==========      ==========      ==========

Weighted average number of basic common shares     6,455,527       6,396,202       6,324,540

Earnings per share - basic                        $     1.11      $      .72      $      .79
                                                  ==========      ==========      ==========

Weighted average number of diluted common shares   6,791,801       6,524,467       6,431,882

Earnings per share - diluted                      $     1.05      $      .70      $      .78
                                                  ==========      ==========      ==========

           See accompanying notes to consolidated financial statements

                              INSTRON CORPORATION
                           CONSOLIDATED BALANCE SHEET

IN THOUSANDS, EXCEPT PER SHARE DATA (DECEMBER 31)                     1997            1996
-------------------------------------------------------           --------        --------

Assets

Current assets:
    Cash and cash equivalents                                     $  2,566        $  2,541
    Accounts receivable, net of allowance for doubtful
     accounts of $1,071 in 1997 and $1,107 in 1996                  48,226          46,938
    Inventories                                                     24,024          26,320
    Deferred income taxes                                            3,314           3,602
    Prepaid expenses and other current assets                        3,767           1,857
                                                                  --------        --------

       Total current assets                                         81,897          81,258

    Property, plant and equipment:

    Land and Buildings                                              21,796          20,855
    Machinery and equipment                                         39,627          41,004
    Accumulated depreciation                                       (40,216)        (39,393)
                                                                  --------        --------
    Property, plant and equipment, net                              21,207          22,466

    Deferred income taxes                                              806           1,203
    Other assets                                                    15,075          16,906
                                                                  --------        --------

       Total assets                                               $118,985        $121,833
                                                                  ========        ========

Liabilities and Stockholders' Equity
Current liabilities:
    Short-term borrowings                                         $  6,059        $  6,510
    Accounts payable                                                11,095           7,153
    Accrued liabilities                                             14,083          12,805
    Accrued employee compensation and benefits                       6,220           6,205
    Accrued income taxes                                               957           1,602
    Advance payments received on contracts                           1,541           2,889
                                                                  --------        --------

       Total current liabilities                                    39,955          37,164

Long-term debt                                                       7,600          17,409
Pension and other long-term liabilities                              5,176           4,859
                                                                  --------        --------

       Total liabilities                                            52,731          59,432
                                                                  --------        --------

Commitments and Contingencies (Note 5)

Stockholders' equity:

    Preferred stock, $1 par value; 1,000,000 shares authorized;
     none issued

    Common stock, $1 par value; 10,000,000 shares authorized;

     6,823,698 and 6,519,687 shares issued, respectively             6,824           6,520
    Additional paid in capital                                       6,972           3,514
    Deferred compensation                                           (3,235)              0
    Retained earnings                                               62,097          55,997
    Cumulative translation adjustment                               (5,690)         (2,916)
                                                                  --------        --------
                                                                    66,968          63,115
    Less:  Treasury stock of 74,952 shares, at cost                    714             714
                                                                  --------        --------

       Total stockholders' equity                                   66,254          62,401
                                                                  --------        --------

       Total liabilities and stockholders' equity                 $118,985        $121,833
                                                                  ========        ========

                   See accompanying notes to consolidated financial statements.

                              INSTRON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

IN THOUSANDS (YEARS ENDED DECEMBER 31)                     1997        1996        1995
----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                              $  7,164    $  4,582    $  4,995
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            6,494       6,873       6,784
  Provision for losses on accounts receivable                 27         358         163
  Deferred income taxes                                      306         299      (1,635)
  Changes in assets and liabilities, excluding
   the effects from purchase of businesses:
   (Increase) decrease in accounts receivable             (1,335)      1,297      (6,282)
   (Increase) decrease in inventories                      2,563        (521)     (2,210)
   (Increase) decrease in prepaid expenses and
    other current assets                                  (2,028)        151        (976)
   Increase (decrease) in accounts payable and
    accrued expenses                                       3,477      (3,894)      3,920
   Other                                                     321         679       1,602
                                                        --------    --------    --------
   Net cash provided by operating activities              16,989       9,824       6,361
                                                        --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                      (4,176)     (4,473)     (4,510)
Joint Venture investment                                       0      (6,926)          0
Purchase of businesses                                    (2,010)          0      (2,660)
Capitalized software costs                                  (637)     (1,144)     (1,315)
Other                                                        596         380         160
                                                        --------    --------    --------
   Net cash used by investing activities                  (6,227)    (12,163)     (8,325)
                                                        --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under revolving credit and term
 loan facility                                            (9,730)      6,068         208
Net short-term borrowings                                   (173)     (2,785)      1,989
Cash dividends paid                                       (1,064)     (1,024)       (884)
Other                                                        348         861         477
                                                        --------    --------    --------

   Net cash provided (used) by financing activities      (10,619)      3,120       1,790
                                                        --------    --------    --------
Effect of exchange rate changes on cash                     (118)        116         (59)
Net increase (decrease) in cash and cash equivalents          25         897        (233)
Cash and cash equivalents at beginning of year             2,541       1,644       1,877
                                                        --------    --------    --------
Cash and cash equivalents at end of year                $  2,566    $  2,541    $  1,644
                                                        ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                              $  1,671    $  1,730    $  1,614
  Income taxes                                             3,041       2,286       2,063

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Fair value of assets acquired                           $  2,649    $      0    $  3,005
Cash paid                                                  2,010           0       2,660
                                                        --------    --------    --------
Liabilities incurred or assumed in
 business acquisitions                                  $    639    $      0    $    345
                                                        ========    ========    ========
Note receivable on sale of business                     $  3,000    $      0    $      0
                                                        ========    ========    ========

          See accompanying notes to consolidated financial statements.

                              INSTRON CORPORATION
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                     ADDI-                                                      TOTAL
                                                     TIONAL                            CUMULATIVE               STOCK-
                                         COMMON     PAID IN     DEFERRED    RETAINED   TRANSLATION   TREASURY   HOLDERS'
IN THOUSANDS, EXCEPT SHARE DATA           STOCK     CAPITAL   COMPENSATION  EARNINGS   ADJUSTMENT      STOCK    EQUITY
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994            $ 6,363    $ 2,113    $     0        $48,393   $(4,229)     $  (714)   $51,926
  Net income                                                                   4,995                             4,995
  Translation adjustments
    arising during the year                                                               (347)                   (347)
  Cash dividends declared
    ($.15 per share)                                                            (949)                             (949)
  52,262 shares issued, net, under
    employee stock option plans              52        425                                                         477

------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995              6,415      2,538          0         52,439    (4,576)        (714)    56,102
  Net income                                                                   4,582                             4,582
  Translation adjustments
    arising during the year                                                              1,660                   1,660
  Cash dividends declared
    ($.16 per share)                                                          (1,024)                           (1,024)
  104,366 shares issued under
    employee stock option plans             105        976                                                       1,081
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996              6,520      3,514          0         55,997    (2,916)        (714)    62,401
  Net income                                                                   7,164                             7,164
  Translation adjustments
    arising during the year                                                             (2,774)                 (2,774)
  Cash dividends declared
    ($.16 per share)                                                                    (1,064)                 (1,064)
  33,511 shares issued under
    employee stock option plans              34        314                                                         348
  Restricted stock grants issued during
    the year                                270      3,144     (3,414)                                               0
  Compensation expense recognized under
   the 1992 Stock Incentive Plan                                  179                                              179

------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997            $ 6,824    $ 6,972    $(3,235)       $62,097   $(5,690)     $  (714)   $66,254
                                        =======    =======    =======        =======   =======      =======    =======

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of all domestic and foreign subsidiaries. Significant intercompany transactions and balances are eliminated. Certain reclassifications were made to prior years' amounts to conform with the 1997 presentation.

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

CONCENTRATION OF CREDIT RISK Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables. The Company places its temporary cash investments with major banks throughout the world, in high quality, liquid instruments. The Company sells to a broad range of customers throughout the world and performs ongoing credit evaluations to minimize the risk of loss. The Company makes use of various devices such as letters of credit to protect its interests, principally on sales to foreign customers. In addition, the Company has certain receivables, payables, borrowings and other assets and liabilities denominated in foreign currencies, which are not hedged and therefore are subject to exchange rate fluctuations.

INVENTORIES Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is used for inventories in the United States and certain Asian branches. The Company uses the first-in, first-out (FIFO) method for all other locations.

INTANGIBLE ASSETS. Intangible assets are stated at cost and amortized using the straight-line method over the assets estimated useful lives which range from 8 to 10 years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate the carrying value of the assets may not be recoverable.

PROPERTY, PLANT AND EQUIPMENT Depreciation is computed principally using the straight-line method over the estimated useful lives of 10 to 25 years for land improvements, 10 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Maintenance and repairs are expensed as incurred. Depreciation expense was $4,341,000, $4,619,000 and $4,719,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Upon retirement or disposition, the cost and related accumulated depreciation of the assets disposed of are removed from the accounts, with any resulting gain or loss included in operations. On March 27, 1998, the Company sold 42 acres of excess land in Canton, Massachusetts for $13.5 million.

SOFTWARE DEVELOPMENT COSTS Certain software development costs are capitalized and then amortized over future periods. Amortization of capitalized software costs is computed on a product-by-product basis over the estimated economic life of the product, generally three years. Unamortized software costs included in other assets were $1,574,000, $2,473,000 and $2,679,000 at December 31, 1997,
1996 and 1995, respectively. Software development costs of $637,000, $1,144,000, and $1,315,000 were capitalized during 1997, 1996 and 1995, respectively. The amounts amortized and charged to expense in 1997, 1996 and 1995 were $725,000, $1,350,000, and $1,216,000, respectively.

REVENUE RECOGNITION Revenue from product sales are recognized at time of shipment. Revenue from services are recognized as services are performed and ratably over the contract period for service maintenance contracts.

INCOME TAXES Deferred income taxes are provided using the liability method, which estimates future tax effects of differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Tax credits are recorded as a reduction in income taxes. Provisions are made for the U.S. income tax liability on earnings of foreign subsidiaries, except for locations where the Company has designated earnings to be permanently invested. Such earnings amounted to approximately $23,685,000 at year-end 1997.

EARNINGS PER SHARE. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for fiscal year 1997. Under the new requirements, primary and fully diluted earnings per share are replaced by basic and diluted earnings per share. Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period and the diluted effect of stock options is excluded. Diluted earnings per share is based on the weighted average number of common shares and common share equivalents outstanding.

The following is a reconciliation of the basic and diluted EPS calculations:

IN THOUSANDS, EXCEPT PER SHARE DATA               1997      1996     1995
-----------------------------------            -------   -------  -------
Net Income                                     $ 7,164   $ 4,582  $ 4,995
                                               =======   =======  =======
    Weighted average number of common
     shares outstanding - basic                  6,456     6,396    6,325
    Dilutive effect of stock options
     outstanding                                   336       128      107
                                               -------   -------  -------
    Weighted average of common and dilutive
     shares - diluted                            6,792     6,524    6,432
                                               =======   =======  =======

    BASIC EARNINGS PER SHARE                   $  1.11   $  0.72  $  0.79
                                               =======   =======  =======

    DILUTED EARNINGS PER SHARE                 $  1.05   $  0.70     0.78
                                               =======   =======  =======

FAIR VALUE. The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt. The carrying amounts of these instruments approximates fair value.

2.  INDUSTRY SEGMENT AND FOREIGN OPERATIONS

The Company operates in one industry segment, that being the design, production, marketing and servicing of precision systems, software and accessories, for evaluating the mechanical properties and performance of various materials, components and structures.

The following table summarizes the Company's operations by significant geographic location for the years ended December 31:

IN THOUSANDS                                    1997         1996        1995
-----------------------------------------------------------------------------
REVENUE, INCLUDING INTERAREA SALES
          United States                     $ 76,314     $ 70,924    $ 70,181
          European operations                 66,877       64,913      61,899
          Asia/Latin America                  40,004       39,077      38,034
          Other international                  3,868        3,404       3,345
          Eliminations                       (31,403)     (25,205)    (22,888)
                                            --------     --------    --------
            Total revenue                   $155,660     $153,113    $150,571
                                            ========     ========    ========

OPERATING PROFIT
          United States                     $  9,507     $  6,599    $  7,052
          European operations                  5,794        6,218       3,612
          Asia/Latin America                   3,470        3,081       2,800
          Other international                    146          326         394
          Eliminations                            94         (237)        162
                                            --------     --------    --------
            Total operating profit            19,011       15,987      14,020
          Corporate expenses                  (6,440)      (5,030)     (5,099)
          Special items charge                     0       (1,812)          0
          Other expenses                      (1,016)      (1,760)     (1,237)
                                            --------     --------    --------
            Income before income taxes      $ 11,555     $  7,385    $  7,684
                                            ========     ========    ========

IDENTIFIABLE ASSETS AT YEAR-END

          United States                     $ 38,384     $ 38,654    $ 40,496
          European operations                 42,674       45,271      44,759
          Asia/Latin America                  18,645       19,149      18,057
          Other international                  2,072        2,499       2,188
          Corporate                           18,066       16,938       8,692
          Eliminations                          (856)        (678)       (858)
                                            --------     --------    --------
            Total assets                    $118,985     $121,833    $113,334
                                            ========     ========    ========

Sales between geographic areas in 1997, 1996 and 1995, respectively, consisted primarily of $13,091,000, $11,337,000 and $10,534,000 from the United States and $18,168,000, $13,706,000 and $11,998,000 from European operations. Transfers between geographic areas are at manufacturing cost plus a markup factor.

3.  INVENTORIES

Inventories at December 31 were as follows:

IN THOUSANDS                                         1997            1996
-------------------------------------------------------------------------
Raw materials                                     $12,742         $13,416
Work in process                                     5,156           5,550
Finished goods                                      6,126           7,354
                                                  -------         -------
  Total inventory                                 $24,024         $26,320
                                                  =======         =======

Inventories valued at LIFO amounted to $9,395,000 and $10,808,000 at December 31, 1997 and 1996, respectively. The excess of current cost over stated LIFO value was $5,247,000 at December 31, 1997 and $4,990,000 at December 31, 1996.

4.  BORROWING ARRANGEMENTS

The Company maintains a multicurrency revolving credit and term loan facility that provides for borrowings of up to $35,000,000 through April 2000. Borrowings outstanding as of April 2000 convert to a term loan payable in sixteen equal quarterly installments. Interest on borrowings under the agreement is based upon either base rates, money market rates, or other short-term borrowing rates.

Facility fees under this agreement are 1/4 of 1% per annum. The Company has met the various covenants in the agreement, the most restrictive of which requires a minimum level of tangible net worth. At December 31, 1997 and 1996, respectively, outstanding domestic borrowings of $7,600,000 and $15,000,000 with a weighted average interest rate of 6.61% and 6.17%, and outstanding European borrowings of $2,409,000 in 1996 with a weighted average interest rate of 8.20%, were classified as long-term debt. Long-term debt maturing under the credit agreement in each of the five years subsequent to December 31, 1997, assuming outstanding borrowings at December 31, 1997 are unchanged at April 2000, is $1,425,000 in 2000, $1,900,000 in 2001 and 1,900,000 in 2002.

The Company's subsidiaries have other overdraft and borrowing facilities allowing advances up to approximately $26,000,000. At December 31, 1997, the outstanding portion of these facilities was $6,059,000, due currently. Bank guarantees outstanding at December 31, 1997, for which the Company is contingently liable, amounted to $2,953,000 and relate principally to performance contracts.

5.  OPERATING LEASE COMMITMENTS

Rental expense amounted to $3,697,000, $3,348,000 and $3,745,000 for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, minimum annual commitments under noncancellable operating leases with terms of more than one year are:

                                                                         LATER
 IN THOUSANDS            1998        1999    2000     2001       2002    YEARS
------------------------------------------------------------------------------
                        $2,196     $1,658   $ 877    $ 551     $ 480    $1,196

6.  EMPLOYEE PENSION AND RETIREMENT PLANS

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

Net periodic pension costs include the following components:

                                             1997                           1996                             1995
                               ------------------------------    ---------------------------     ----------------------------
IN THOUSANDS                       U.S.      U.K.      JAPAN      U.S.       U.K.      JAPAN      U.S.       U.K.      JAPAN
-----------------------------------------------------------------------------------------------------------------------------
Service cost                    $   961    $ 1,357    $   231       936    $ 1,158    $   257   $   900    $ 1,167    $   267
Interest cost                     1,799      1,990        201     1,648      1,690        206     1,496      1,678        210
Actual return on plan assets     (2,547)    (4,812)         0    (2,655)    (2,576)         0    (5,284)    (3,754)         0
Net amortization and deferral       669      1,847         19     1,009        (33)        21     3,802      1,769         25
                                -------    -------    -------   -------    -------    -------   -------    -------    -------
Net periodic pension cost       $   882    $   382    $   451   $   938    $   239    $   484   $   914    $   860    $   502
                                =======    =======    =======   =======    =======    =======   =======    =======    =======

The funded status of the Company's U.S., U.K. and Japan plans and amounts recognized in the Consolidated Balance Sheet at December 31 were:

                                            1997                              1996                             1995
                                ------------------------------    ------------------------------    ------------------------------
IN THOUSANDS                     U.S.      U.K.       JAPAN        U.S.       U.K.      JAPAN        U.S.       U.K.       JAPAN
----------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of
 benefit obligations:
Vested benefits                 $ 19,164   $ 25,743   $  2,113    $ 16,513   $ 19,546   $  1,996    $ 15,021   $ 15,973   $  1,873
Non-vested benefits                  452          0          0         212          0          0         185          0          0
                                --------   --------   --------    --------   --------   --------    --------   --------   --------
Accumulated benefit obligation  $ 19,616   $ 25,743   $  2,113    $ 16,725   $ 19,546   $  1,996    $ 15,206   $ 15,973   $  1,873
                                ========   ========   ========    ========   ========   ========    ========   ========   ========

Projected benefit obligation    $ 26,209   $ 33,222   $  3,221    $ 23,246   $ 24,681   $  3,404     $21,134    $20,167   $  3,327
Plan assets at fair value         26,650     33,522          0      24,865     29,748          0      21,556     24,466          0
                                --------   --------   --------    --------   --------   --------    --------   --------   --------

Projected benefit obligation
in excess of (less than)
 plan assets                        (441)      (300)     3,221      (1,619)    (5,067)     3,404        (422)    (4,299)     3,327
Unrecognized net gain(loss)        3,683     (1,177)       259       4,038      4,011         77       3,265      3,794         92
Unrecognized prior service cost     (505)     1,066          0        (549)     1,498          0        (593)     1,543          0
Unrecognized net asset
 (liability) at transition            57        538       (229)         66        637       (278)         75        649       (335)
                                --------   --------   --------    --------   --------   --------    --------   --------   --------
Pension liability included
 in Consolidated Balance Sheet  $  2,794   $    127   $  3,251    $  1,936   $  1,079   $  3,203    $  2,325   $  1,687   $  3,084
                                ========   ========   ========    ========   ========   ========    ========   ========   ========

Assumptions used in the accounting for the Company's U.S., U.K., and Japan plans at December 31 were:

                                             1997                         1996                        1995
                              -------------------------------    ------------------------    -------------------------
                                   U.S.      U.K.    JAPAN       U.S.     U.K.    JAPAN       U.S.     U.K.    JAPAN
----------------------------------------------------------------------------------------------------------------------
Weighted average discount rate     7.0%      6.5%     5.0%       7.5%     8.0%     6.0%       7.5%     8.0%     6.0%
Rates of increase in
 compensation levels               4.5       4.75     4.0        5.0      5.5      5.0        5.0      5.5      5.0
Expected long-term rate of
 return on assets                  9.0       8.75     0.0        9.0      9.5        0        9.0      9.5        0

The expense of all pension plans for 1997, 1996 and 1995 was $1,715,000, $1,661,000, and $2,276,000, respectively. The Company also sponsors a Savings and Security Plan for all U.S. employees. The plan (in accordance with section 401(k) of the Internal Revenue Code) offers participating employees a program of regular savings and investment, funded by their own contributions and those of the Company. The amount charged to operating expense for this plan was $530,000, $523,000 and $535,000 in 1997, 1996 and 1995, respectively.

7.  INCOME TAXES

The significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:

IN THOUSANDS                                  1997          1996
--------------------------------------------------------------------------------
Employee benefits                            $ 3,986       $ 3,783
Inventories                                    2,734         2,572
Accrued expenses                                 632         1,372
                                             -------       -------
   Total deferred assets                       7,352         7,727
                                             -------       -------
Accrued expenses                                (360)         (124)
Depreciation                                  (1,400)       (1,667)
Capitalized software costs                      (982)         (898)
                                             -------       -------
   Total deferred liabilities                 (2,742)       (2,689)
                                             -------       -------
Valuation reserve                               (490)         (490)
                                             -------       -------
   Total net deferred assets                 $ 4,120       $ 4,548
                                             =======       =======

A valuation reserve has been established where, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance as of December 31, 1997 related primarily to foreign tax benefits.

The components of income before income taxes consisted of the following:

IN THOUSANDS                                   1997            1996        1995
--------------------------------------------------------------------------------
Domestic                                     $ 5,664        $  2,996     $ 3,602
Foreign                                        5,891           4,389       4,082
                                             -------        --------     -------
    Total                                    $11,555        $  7,385     $ 7,684
                                             =======        ========     =======

Income tax provisions (credits) were as follows:

IN THOUSANDS                                   1997            1996        1995
--------------------------------------------------------------------------------
Currently payable:
    Federal                                 $ 1,701         $   609      $2,525
    Foreign                                   2,090           1,486       1,671
    State                                       172             314         238
                                            -------         -------     -------
                                              3,963           2,409       4,434
                                            -------         -------     -------
Deferred, net:
    Federal & State                             518             215      (1,261)
    Foreign                                    ( 90)            179        (484)
                                            -------         -------     -------
                                                428             394      (1,745)
                                            -------         -------     -------
    Total provision for income taxes        $ 4,391         $ 2,803     $ 2,689
                                            =======         =======     =======

The provisions for income taxes varied from the United States statutory rate of 34% for 1997, 1996 and 1995 principally because of the tax effect of the following:

IN THOUSANDS                                      1997         1996        1995
-------------------------------------------------------------------------------

Tax provision at United States
    statutory rate                             $ 3,929      $ 2,511      $2,612
Effect of earnings of foreign
    operations subject to
    different tax rates                             (2)         199        (200)
State taxes, net of federal
    income tax benefit                             114          208         157
Benefit of Foreign Sales Corporation               (68)        (195)       (115)
Amortization of software costs and goodwill        356           97         114
All other, net                                      62          (17)        121
                                               -------      -------      ------
    Total tax provision                        $ 4,391      $ 2,803      $2,689
                                               =======      =======      ======

8.  STOCK OPTION PLANS

The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company has two stock options plans currently in effect under which future grants may be issued: the 1992 Stock Incentive Plan and the 1979 Non-Qualified Plan. A total of 1,391,500 shares has been authorized by the Company for grants of options or shares. Stock Options granted during 1997, 1996 and 1995 generally have a maximum term of eight years and vest equally over four years.

A summary of the Company's stock option activity for the years ended December 31 follows:
                                                              WEIGHTED
                                        NUMBER                AVERAGE
                                        OF OPTIONS            EXERCISE  PRICES
   -----------------------------------------------------------------------------

   Outstanding at
   December 31, 1994                    758,724               $10.50
   Granted, 1995                        206,000                11.87
   Exercised, 1995                      (55,962)                9.40
   Terminated, 1995                     (27,312)               12.24
                                       --------

   Outstanding at
   December 31, 1995                    881,450                10.80
   Granted, 1996                        225,750                13.51
   Exercised, 1996                     (112,726)                9.91
   Terminated, 1996                     (15,750)               12.59
                                       --------

   Outstanding at
   December 31, 1996                    978,724                11.49
   Granted, 1997                          5,000                12.25
   Exercised, 1997                      (37,385)               11.02
   Terminated, 1997                     (13,000)               12.43
                                       --------
   Outstanding at
   December 31, 1997                    933,339               $11.51
                                       ========

At December 31, 1997, 1996 and 1995, respectively, there were 656,902, 526,045 and 510,781 options exercisable with a weighted average exercise price of $10.94, $10.58 and $10.25. Exercise prices for options outstanding as of December 31, 1997, ranged from $9.50 to $13.75. The weighted average remaining contractual life of those options is 7.7 years.

The weighted average fair value at date of grant for options granted during 1997, 1996 and 1995 was $5.04, $5.79 and $4.90 per option, respectively. The fair value of these options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.7.%, 6.5% and 6.0%; dividend yields of 1.31%, 1.19% and 1.35%; volatility factors of the expected market price of the Company's common stock of .31, .30 and .31; and a weighted average expected life of the options of 8.0, 7.8 and 7.8 years.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                      1997               1996              1995
                                    ------             ------            ------
   Net income - proforma            $6,691             $4,105            $4,780
   Earnings per share - basic       $ 1.04             $  .64            $  .76
   Earnings per share - diluted     $  .99             $  .63            $  .74

The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

On May 14, 1997 and October 29, 1997, respectively, the Company issued 250,000 and 20,500 shares of restricted stock to key employees, which resulted in $3,414,000 of non-cash deferred compensation to be recognized as operating expense over a seven year period. Vesting is accelerated if certain performance criteria are met.

9.  JOINT VENTURE

Effective November 17, 1996, the Company formed a joint venture with Carl Schenck A.G. of Darmstadt, Germany, known as Instron Schenck Testing Systems ("IST"). IST competes in the global structural testing market. Under the terms of the agreement, Instron contributed its structural testing business and $6.9 million in cash for a 51% ownership in the Joint Venture. The Company has an option to purchase Schenck's interest at certain future dates, subject to a buyout formula as set forth in the agreement. The current agreement calls for shared control over the operations of the Joint Venture. As such, the Company's interest in IST is accounted for under the equity method of accounting and accordingly, 51% of the operating results of IST are included in the Company's consolidated results of operations from the effective date of the Joint Venture, which were not material. During 1997, the Company shipped $5.6 million to IST at substantially reduced gross margins and was reimbursed for certain operating expenses of $2.5 million by IST for services provided to the joint venture.

10. NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income for the Company will include foreign currency adjustments. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

11. SPECIAL ITEMS CHARGE

In March 1996, the Company recognized a $1,812,000 special items charge to implement a work force reduction and consolidate certain manufacturing operations.

                       SUPPLEMENTARY FINANCIAL INFORMATION
                            QUARTERLY FINANCIAL DATA
                           (quarterly data unaudited)

                                       Quarter   Quarter    Quarter    Quarter
 IN THOUSANDS, EXCEPT PER SHARE DATA      1         2          3          4         YEAR
 ------------------------------------------------------------------------------------------

 1997:
 Total revenue                        $ 36,023   $37,124   $35,996     $46,517   $155,660
 Gross profit                           14,706    15,127    15,008      19,330     64,171
 Income before income taxes              1,482     2,376     2,966       4,731     11,555
 Net income                                919     1,470     1,842       2,933      7,164
 Earnings per share - basic               0.14      0.23      0.29        0.45       1.11
 Earnings per share - diluted*            0.14      0.22      0.26        0.42       1.05
 -------------------------------------------------------------------------------------------

 1996:
 Total revenue                         $35,224   $35,337   $38,494     $44,058   $153,113
 Gross profit                           14,656    15,239    15,488      19,088     64,471
 Income before income taxes              (357)     1,472     2,318       3,952      7,385
 Net income                              (221)       912     1,437       2,454      4,582
 Earnings per share - basic*            (0.03)      0.14      0.22        0.38       0.72
 Earnings per share - diluted*          (0.03)      0.14      0.22        0.38       0.70
 -------------------------------------------------------------------------------------------

* The sum of the quarterly earnings per share does not equal the amount reported for the year, as per share amounts are calculated independently and are based on the weighted average common shares outstanding for each period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption, "Executive Officers of the Registrant", in Part I hereof, and the remainder is contained under the captions, "Information Regarding the Board of Directors' Nominees and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the captions "Summary Compensation Table", "Severance and Other Agreements", "Pension Plans", "Stock Option Plans" and "Stock Performance Graph" in the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Transactions" in the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)1.     FINANCIAL STATEMENTS

          The following consolidated financial statements are included in Item
           8:

          Consolidated statements of income for the
           years ended December 31, 1997, 1996 and 1995
          Consolidated balance sheet at
           December 31, 1997 and 1996
          Consolidated statements of cash flows for the
           years ended December 31, 1997 1996 and 1995
          Consolidated statements of stockholders' equity
           for the years ended December 31, 1997, 1996 and 1995
          Notes to consolidated financial statements

(a)2.     FINANCIAL STATEMENT SCHEDULE

                                                                     SCHEDULE
                                                             PAGE     NUMBER
                                                             ----    --------
          Report of Independent Accountants on
            financial statement schedule                      41

          Consolidated valuation accounts                     42       II

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the accompanying notes.

(a)3.          EXHIBITS

EXHIBIT NO.    DESCRIPTION OF EXHIBITS

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

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

10(k) Joint Venture Agreement between Instron Corporation and Carl Schenck AG, dated November 17, 1996, incorporated by reference to Exhibit 10(k) of Form 10-K for the year ended December 31, 1996.

10(l) Form of Executive Severance Agreement entered into between the Company and each of two key employees, dated December 9, 1997 and December 15, 1997, respectively.

10(m) Form of Executive Severance Agreement entered into among Instron Limited, the Company and each of two key employees, dated December 1, 1997 and December 8, 1997, respectively.

21       Subsidiaries of the Registrant

23       Consent of Independent Accountants

27.1997  Financial Data Schedule

27.1996  Financial Data Schedule

27.1995  Financial Data Schedule

(b)         Report on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTRON CORPORATION
   (Registrant)


By: /S/ James M. McConnell                       By: /S/Linton A. Moulding
    -------------------------------------            ---------------------------
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

/S/ Harold Hindman                 Chairman of the Board          March 30, 1998
------------------------
Harold Hindman


/S/ George S. Burr              Vice Chairman of the Board        March 30, 1998
------------------------
George S. Burr


                            President, Chief Executive Officer
/S/ James M. McConnell              and Director                  March 30, 1998
------------------------
James M. McConnell


/S/ John W. Lacey                        Director                 March 30, 1998
------------------------
John W. Lacey


/S/ Dennis J. Moore                      Director                 March 30, 1998
------------------------
Dennis J. Moore


/S/ Sheldon Rutstein                     Director                 March 30, 1998
------------------------
Sheldon Rutstein


/S/ John F. Smith                        Director                 March 30, 1998
------------------------
John F. Smith


/S/ Richard W. Young                     Director                 March 30, 1998
------------------------
Richard W. Young

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF INSTRON CORPORATION

Our report on the consolidated financial statements of Instron Corporation is included in this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-K.

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

                                                /S/ COOPERS & LYBRAND L.L.P
                                                ---------------------------
                                                COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 24, 1998

                                                                     SCHEDULE II
                               INSTRON CORPORATION
                         CONSOLIDATED VALUATION ACCOUNTS

                                                            EFFECT OF
                             BALANCE AT     ADDITIONS       FOREIGN
                              BEGINNING     CHARGED TO      CURRENCY          (A)         BALANCE AT
DESCRIPTION                    OF YEAR      OPERATIONS      TRANSLATION    DEDUCTIONS     END OF YEAR
-----------                  ---------      ----------      -----------    ----------     -----------
Allowance for doubtful
 accounts:
Year ended
 December 31, 1997           $1,107,000     $   27,000      $  (56,000)    $    7,000     $1,071,000
                             ----------     ----------      ----------     ----------     ----------

Year ended
 December 31, 1996           $1,040,000     $  358,000      $   27,000     $  318,000     $1,107,000
                             ----------     ----------      ----------     ----------     ----------

Year ended
 December 31, 1995           $  943,000     $  163,000      $   (4,000)    $   62,000     $1 040,000
                             ----------     ----------      ----------     ----------     ----------

(A) Uncollected receivables written off, net of recoveries and deduction due to the disposal of LMS in 1997.