Form 10-K/A
period 1997-12-31
INSTRON CORP
filed 1998-04-28
CIK 50716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________ to ___________

                         Commission File Number: 1-5641

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

                                 (781) 828-2500
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           Title of Each Class         Name of Each Exchange on Which Registered
           -------------------         -----------------------------------------
       COMMON STOCK, $1 PAR VALUE               AMERICAN STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of March 20, 1998 was $97,734,780. The number of shares outstanding of each of the issuer's classes of common stock as of March 20, 1998 was 6,771,996.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

================================================================================


                                     PART IV

        The following constitutes an amendment to Part IV of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The corrected version of Exhibit No. 10(m) is filed herein and attached hereto.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

        (a)(3) EXHIBITS

EXHIBIT NO.       DESCRIPTION OF EXHIBITS

        10(m) Executive Severance Agreement, dated as of December 8, 1997, among Instron Limited, the Company and a key employee.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INSTRON CORPORATION


Date: April 28, 1998                By: /s/ Linton A. Moulding
                                        ----------------------------------------
                                    Name:  Linton A. Moulding
                                    Title: Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

Exhibit 10(m) Executive Severance Agreement, dated as of December 8, 1997, among Instron Limited, the Company and a key employee.