Form 10-Q
period 1998-03-28
INSTRON CORP
filed 1998-05-12
CIK 50716

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 28, 1998
                                                 -----------------------

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




             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The number of shares outstanding of each of the issuer's classes of common stock as of May 7, 1998.


                 Common Stock, $1 par value -- 6,904,281 shares

================================================================================


                                INSTRON CORPORATION                  FORM 10-Q
                         Consolidated Statement of Income            PART I
                                    (Unaudited)                      ITEM I
                        (In thousands, except share data)


                                                        Three Months Ended
                                                 -------------------------------
                                                 March 28, 1998   March 29, 1997
                                                 -------------------------------
Revenue:
    Sales                                            $   27,504      $   29,844
    Service                                               6,365           6,179
                                                     ----------      ----------
         Total revenue                                   33,869          36,023
                                                     ----------      ----------
Cost of revenue:
    Sales                                                15,603          17,059
    Service                                               4,524           4,258
                                                     ----------      ----------
       Total cost of revenue                             20,127          21,317
                                                     ----------      ----------
       Gross Profit                                      13,742          14,706
                                                     ----------      ----------
Operating expenses:
    Selling and Administrative                           10,061          10,859
    Research and Development                              1,449           1,908
    Special items charge                                  4,975               0
                                                     ----------      ----------

       Total operating expenses                          16,485          12,767
                                                     ----------      ----------

       Income (loss) from operations                     (2,743)          1,939
                                                     ----------      ----------
Other (income) expense:
    Interest, net                                            74             329
    Foreign exchange losses                                 100             128
    Gain on sale of land                                (11,076)              0
                                                     ----------      ----------

       Total other (income) expense                     (10,902)            457
                                                     ----------      ----------

Income before income taxes                                8,159           1,482

Provision for income taxes                                4,248             563
                                                     ----------      ----------
Net income                                           $    3,911      $      919
                                                     ==========      ==========

Weighted average number of basic common shares        6,482,371       6,444,735
                                                     ==========      ==========
Earnings per share - basic                           $      .60      $      .14
                                                     ==========      ==========
Weighted average number of diluted common shares      7,060,171       6,542,578
                                                     ==========      ==========
Earnings per share - diluted                         $     0.55      $     0.14
                                                     ==========      ==========


           See Accompanying Notes to Consolidated Financial Statements

                              INSTRON CORPORATION                     FORM 10-Q
                           Consolidated Balance Sheet                 PART I
                       (In thousands, except share data)              ITEM I


                                                           March 28, 1998   December 31,1997
                                                           --------------   ----------------
                                                           (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                               $  2,474           $   2,566
     Accounts receivable (net of allowance for
      doubtful accounts of $1,058 in 1998 and
      $1,071 in 1997)                                          46,996              48,226
     Inventories                                               30,500              24,024
     Deferred income taxes                                      3,258               3,314
     Prepaid expenses and other current assets                  3,498               3,767
                                                             --------           ---------
         Total current assets                                  86,726              81,897

Property, plant and equipment, net                             21,221              21,207
Deferred income taxes                                             897                 806
Other assets                                                   14,175              15,075
                                                             --------           ---------
         Total assets                                        $123,019           $ 118,985
                                                             ========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Short term borrowings                                   $  4,576           $   6,059
     Accounts payable                                          10,063              11,095
     Accrued liabilities                                       21,082              14,083
     Accrued employee compensation and benefits                 3,631               6,220
     Accrued income taxes                                       4,651                 957
     Advance payments received on contracts                     2,140               1,541
                                                             --------           ---------
         Total current liabilities                             46,143              39,955

Long-term debt                                                    600               7,600
Pension and other long-term liabilities                         5,227               5,176
                                                             --------           ---------
         Total liabilities                                     51,970              52,731
                                                             --------           ---------

Commitments and Contingencies
Stockholders' equity:
     Preferred stock, $1 par value; 1,000,000
      shares authorized, none issued
     Common stock, $1 par value; 10,000,000 shares
      authorized; 6,851,199 and 6,823,698 shares
      issued, respectively                                      6,851               6,824
     Additional paid in capital                                 7,257               6,972
     Deferred compensation                                     (3,090)             (3,235)
     Retained earnings                                         65,747              62,097
     Cumulative translation adjustment                         (5,002)             (5,690)
                                                             --------           ---------
                                                               71,763              66,968
     Less:  Treasury stock of 74,952 shares at cost               714                 714
                                                             --------           ---------
         Total stockholders' equity                            71,049              66,254
                                                             --------           ---------
         Total liabilities and stockholders' equity          $123,019           $ 118,985
                                                             ========           =========



           See Accompanying Notes to Consolidated Financial Statements



                                  INSTRON CORPORATION                  FORM 10-Q
                           Consolidated Statement of Cash Flows        PART I
                                      (Unaudited)                      ITEM I
                                    (In Thousands)

                                                                  Three Months Ended
                                                            -------------------------------
                                                            March 28, 1998   March 29, 1997
                                                            -------------------------------
Cash flows from operating activities:
   Net income (loss)                                            $  3,911       $   919
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        (Gain) loss on the sale of property, plant and
        equipment                                                 (6,870)            2
       Depreciation and amortization                               1,649         1,702
       Provision for losses on accounts receivable                     8            92
       Deferred taxes                                                (36)           93
       Decrease in accounts receivable                               654         1,849
       Increase in inventories                                    (6,211)         (675)
       (Increase) decrease in prepaid expenses and other
        current assets                                               281          (385)
       Increase (decrease) in accounts payable and
        accrued expenses                                           1,410          (436)
       Increase in other long-term liabilities                       424           311
       Other                                                       1,832          (454)
                                                                --------       -------
          Net cash provided (used) by operating activities        (2,948)        3,018
                                                                --------       -------
Cash flows from investing activities:
   Proceeds from the sale of property, plant and equipment        13,620            81
   Capital expenditures                                           (2,039)         (613)
   Capitalized software costs                                       (275)         (106)
   Other                                                              24            64
                                                                --------       -------

          Net cash provided (used) by investing activities        11,330          (574)
                                                                --------       -------
Cash flows from financing activities:
   Net payments under revolving credit and
     term loan facility                                           (7,000)       (2,698)
   Net short-term payments                                        (1,502)         (115)
   Cash dividends paid                                              (261)         (258)
   Other                                                             280             0
                                                                --------       -------

          Net cash used by financing activities                   (8,483)       (3,071)
                                                                --------       -------

Effect of exchange rate changes on cash                                9           (53)
                                                                --------       -------
Net decrease in cash and cash equivalents                            (92)         (680)
Cash and cash equivalents at beginning of year                     2,566         2,541
                                                                --------       -------
Cash and cash equivalents at end of period                      $  2,474       $ 1,861
                                                                ========       =======
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                  $    320       $   413
      Income taxes                                                   110         1,518


           See accompanying Notes to Consolidated Financial Statements


                              INSTRON CORPORATION                      FORM 10-Q
                        Statement of Comprehensive Income              PART I
                                 (Unaudited)                           ITEM I
                                (In Thousands)



                                                      Three Months Ended
                                              ---------------------------------
                                              March 28, 1998    March 29, 1997
                                              ---------------------------------
Net income                                       $ 3,911           $   919
Other comprehensive income, net of tax:
   Foreign currency translation adjustments          442            (1,067)
                                                 -------           -------
      Comprehensive income                       $ 4,353           $  (148)
                                                 =======           =======






           See Accompanying Notes to Consolidated Financial Statements

                                INSTRON CORPORATION                    FORM 10-Q
                                   MARCH 28, 1998                      PART I
                     Notes to Consolidated Financial Statements        ITEM 2
                                    (unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.   EARNINGS PER SHARE

     Under the new requirements of FAS No. 128, primary and fully diluted earnings per share are replaced by basic and diluted earnings per share. Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period and the diluted effect of stock options is excluded. Diluted earnings per share is based on the weighted average number of common shares and common share equivalents outstanding.

                                INSTRON CORPORATION                    FORM 10-Q
                                                                       PART I
                     Notes to Consolidated Financial Statements        ITEM 2
                                   March 28, 1998
                                    (unaudited)


The following is a reconciliation of the basic and diluted EPS calculations:


                                          March 28, 1998    March 29, 1997
                                          --------------    --------------
Net income                                  $3,911,000        $  919,000
                                            ==========        ==========
   Weighted average number of basic
    common shares outstanding                6,482,371         6,444,735

   Dilutive effect of common stock
    equivalents oustanding                     577,800            97,843
                                            ----------        ----------
   Weighted average of common and
    dilutive shares                          7,060,171         6,542,578
                                            ==========        ==========

Basic earnings per share                    $      .60        $      .14
                                            ==========        ==========

Diluted earnings per share                  $      .55        $      .14
                                            ==========        ==========


3.   INVENTORIES
     -----------


     (In thousands)                March 28, 1998       December 31, 1997
                                   --------------       -----------------
     Raw Materials                     $15,755               $12,742
     Work-in-process                     7,615                 5,156
     Finished goods                      7,130                 6,126
                                       -------               -------
                                       $30,500               $24,024
                                       =======               =======


     Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is principally used for inventories in the United States and certain Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $15,779,000 and $9,395,000 at March 28, 1998 and December 31, 1997, respectively. The excess of current cost over stated LIFO value was $5,378,000 at March 28, 1998 and $5,247,000 at December 31, 1997.

                                INSTRON CORPORATION                    FORM 10-Q
                                                                       PART I
                     Notes to Consolidated Financial Statements        ITEM 2
                                   March 28, 1998
                                    (unaudited)


4.   SPECIAL ITEMS CHARGE

     During the first quarter of 1998, the Company recorded a special items charge to operations to undertake a consolidation of its European operations and write-down the value of certain non-performing assets. A pre-tax charge of $5.0 million was taken in the quarter ended March 28, 1998 to cover these actions. The special items charge includes termination benefits, the costs to exit a manufacturing facility, other asset impairments and other related costs. The Company plans to shut down a manufacturing plant in Germany and move the manufacturing operations to the United Kingdom. These actions are expected to be completed and paid for by the end of the first quarter of 1999. The Company does not anticipate any significant benefits in 1998 from these actions, however, operating margins are expected to improve in 1999.


5.   SALE OF LAND

     On March 27, 1998, the Company completed the sale of 42 acres of its 66 acre site off Route 128 in Canton, Massachusetts for $13.5 million. As a result of this transaction, a non-operating pre-tax gain of $11.1 million was recorded in the first quarter of 1998.


6.   SALE OF LMS

     On April 14, 1997, the Company sold its Laboratory MicroSystems division, known as LMS, to Axiom Systems. The net assets associated with LMS at the time of the sale were approximately $2.9 million,and there was no significant gain or loss recorded as a result of this disposition. The proforma results of this transaction is not disclosed as the results were immaterial.


7.   NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, ("SFAS 131") "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998, and is in the process of evaluating the impact of the new standard on the presentation of its financial statements and the disclosures therein.

                             INSTRON CORPORATION                     FORM 10-Q
                                MARCH 28, 1998                       PART I
                                                                     ITEM 2
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 28, 1998 VS. QUARTER ENDED MARCH 29, 1997

Revenues for the first quarter of 1998 were $33,869,000, a decrease of 6.0% over the same period last year, due to lower revenues of the Company's Asian markets and delays of certain customer shipments in North America. Foreign sales accounted for approximately 61% of consolidated first quarter revenues compared with 60% for the first quarter of 1997.

The consolidated gross margin as a percentage of revenue declined slightly to 40.6% for the first quarter of 1998 compared to 40.8% for the first quarter of 1997, due to the impact of supplying IST with structures systems at lower than normal margins under the Company's joint venture arrangement. The Company has a 51% interest in the IST joint venture and has certain rights to acquire the co-joint venturer's interest in IST.

Total selling and administrative expenses decreased 7.3% from the first quarter of 1997 due primarily to the exclusion of LMS expenses in 1998 (the business was sold in the second quarter of last year). As a percentage of revenue, selling and administrative expenses were 29.7% in the first quarter of 1998 compared to 30.1% for the comparable period last year.

Research and development expenses decreased by 24.1% for the first quarter of 1998 compared with the first quarter of 1997. This decrease is the result of certain Instron engineering resources being utilized to develop new products for IST in accordance with the joint venture agreement which are reimbursed by IST and the disposition of LMS. In addition, software development costs of $275,000 were capitalized during the first quarter of 1998 compared with $106,000 in the first quarter of last year. If research and development expenses were restated for comparison purposes by including software development costs as period expenses and by adjusting engineering expenses for the effect of IST and the disposition of LMS, research and development expenses of the ongoing business would have increased by 1.7% in 1998.

                              INSTRON CORPORATION                     FORM 10-Q
                                MARCH 28, 1998                        PART I
                                                                      ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS (CONTINUED)

Operating expenses in the first quarter of 1998 included a special items charge of $4,975,000, for the cost of consolidating European operations and to write-down the value of certain non-performing assets. The special items charge includes termination benefits, the costs to exit a manufacturing facility, other asset impairments and other related costs. The Company plans to shut down a manufacturing plant in Germany and move the manufacturing operations to the United Kingdom. These actions are expected to be completed and paid for by the end of the first quarter of 1999. The Company does not anticipate any significant benefits in 1998 from these actions, however, operating margins are expected to improve in 1999.

Net interest expense decreased to $74,000 compared to $329,000 in the first quarter of 1997. The net decrease was due to reduced interest expense resulting from lower average borrowings and by interest income received on notes receivable and temporary bank deposits.

A non-operating gain of $11,076,000 was recorded in the first quarter of 1998 on the sale of excess land in Canton, Massachusetts.

Net income for the first quarter of 1998 was $3,911,000, or 55 cents per diluted share, compared to net income of $919,000, or 14 cents per diluted share, for the same period last year. For comparison purposes, when the after-tax effect of the gain on sale of land and the special items charge are excluded, net income of the ongoing business was $1,276,000 or 18 cents per diluted share in the first quarter of 1998.

The consolidated effective tax rate was 52% for the first quarter of 1998 compared to 38% in 1997. The higher tax rate this quarter is due to certain non-deductable expenses relating to the special items charge. Excluding the effect of the special items charge, the ongoing effective tax rate was 38% for the first quarter of 1998.

FINANCIAL CONDITION

In the first quarter of 1998, the Company had negative cash flows from operating activities of $2.9 million. The negative cash flows resulted primarily from an increase in inventories due to delays in certain customer shipments. These orders are expected to be fulfilled in the second quarter of 1998.

                             INSTRON CORPORATION                      FORM 10-Q
                                MARCH 28, 1998                        PART I
                                                                      ITEM 2
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


FINANCIAL CONDITION (CONTINUED)


The Company generated cash flows of $13.6 million from the sale of property, plant and equipment of which $13.5 million represented proceeds from the sale of excess land in Canton, Massachusetts. The $13.5 million was used to pay down debt.

At March 28, 1998, the Company had $34.4 million of available credit under its $35.0 million multicurrency revolving credit and term loan facility. The Company's subsidiaries have other overdraft and borrowing facilities totaling approximately $26.0 million of which $4.6 million were outstanding at March 28, 1998. The ratio of total debt to debt plus equity at March 28, 1998, decreased to 6.8% from 17.1% at year-end 1997.

The Company believes its present capital resources and anticipated operating cash flows are sufficient to meet its current and future cash requirements to finance operations, capital expenditures and acquisitions.

Bookings for the first quarter of 1998 increased by 3.1% over the same period last year. This increase is due primarily to strong order bookings in Europe and North America partially offset by lower bookings in the Company's Asian territories.

The Company's order backlog was $32.0 million at the end of the first quarter of 1998, an increase of 5.4% from the first quarter of 1997.

On February 25, 1998, the Board of Directors declared a regular quarterly dividend of 4 cents per share on the Company's Common Stock, payable April 4, 1998, to shareholders of record on March 20, 1998.

                                INSTRON CORPORATION                  FORM 10-Q
                                  MARCH 28, 1998                     PART I
                                                                     ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


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

Certain factors that might cause such a difference include: the level of bookings worldwide for Instron and its joint venture IST, particularly in Asia; the operating results of the IST joint venture; the impact of fluctuations in the exchange rates; the uncertainties of operating in a global economy, including fluctuations in the economic conditions of the foreign and domestic markets served by the Company; the Company's ability to successfully integrate the products and operations of businesses acquired; and the Company's ability to identify and successfully consummate strategic acquisitions. For further discussion of the factors, investors are encouraged to review the Company's Form 10-K for the fiscal year ended December 31, 1997 and its other recent SEC filings.

                              INSTRON CORPORATION                    FORM 10-Q
                                March 28, 1998                       PART II
                                                                     ITEM 2


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          a.   EXHIBITS

               None

          b.   REPORTS ON FORM 8-K

               On April 3, 1998, the Registrant filed a Form 8-K disclosing (i) the Purchase and Sale Agreement, dated as of August 20, 1996 and
               (ii) the Amendment to Purchase and Sale Agreement, dated as of March 27, 1998, between Instron Realty Trust, a Massachusetts business trust, and Reebok International Ltd.

                                                                      FORM 10-Q


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INSTRON CORPORATION




   Date:   May 11, 1998              By /s/ James M. McConnell
                                     ------------------------------------------
                                        James M. McConnell
                                        President and Chief Executive Officer







   Date:   May 11, 1998              By /s/ Linton A. Moulding
                                     ------------------------------------------
                                        Linton A. Moulding
                                        Chief Financial Officer