Form 10-Q
period 1998-06-27
INSTRON CORP
filed 1998-08-11
CIK 50716

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 27, 1998


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


              --------------------------------------------------
             (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
     to such filing requirements for the past 90 days. Yes  x   No
                                                           ---     ----

     The number of shares outstanding of each of the issuer's classes of common stock as of August 5, 1998.



                 Common Stock, $1 par value -- 6,928,269 shares

================================================================================

                             INSTRON CORPORATION                       FORM 10-Q
                       Consolidated Statement of Income                PART I
                                 (Unaudited)                           ITEM 1
                     (In thousands, except per share data)

                                                             For the three months ended
                                                       -------------------------------------
                                                       June 27, 1998           June 28, 1997
                                                       -------------------------------------
Revenue:
     Sales                                              $30,933                   $30,977
     Service                                              6,828                     6,147
                                                        -------                   -------
         Total revenue                                   37,761                    37,124
                                                        -------                   -------

Cost of revenue:
     Sales                                               17,573                    17,890
     Service                                              4,454                     4,107
                                                        -------                   -------
         Total cost of revenue                           22,027                    21,997
                                                        -------                   -------

              Gross Profit                               15,734                    15,127
                                                        -------                   -------

Operating expenses:
     Selling and administrative                          11,014                    10,794
     Research and development                             1,718                     1,760
                                                        -------                   -------

         Total operating expenses                        12,732                    12,554
                                                        -------                   -------

         Income from operations                           3,002                     2,573
                                                        -------                   -------

Other (income) expense:
     Interest (income) expense                              (89)                      231
     Foreign exchange (gains) losses                        177                       (34)
                                                        -------                   -------

         Total other expense                                 88                       197
                                                        -------                   -------

Income before income taxes                                2,914                     2,376

Provision for income taxes                                1,107                       906
                                                        -------                   -------

Net income                                              $ 1,807                   $ 1,470
                                                        =======                   =======


Weighted average number of basic common shares            6,623                     6,236
                                                        =======                   =======

Earnings per share - basic                              $  0.27                   $  0.24
                                                        =======                   =======

Weighted average number of diluted common shares          7,151                     6,584
                                                        =======                   =======

Earnings per share - diluted                            $  0.25                   $  0.22
                                                        =======                   =======






           See accompanying Notes to Consolidated Financial Statements



                          INSTRON CORPORATION                          FORM 10-Q
                     Consolidated Statement of Income                  PART I
                              (Unaudited)                              ITEM 1
                  (In thousands, except per share data)


                                                     For the six months ended
                                                  ------------------------------
                                                  June 27, 1998    June 28, 1997
                                                  ------------------------------
 Revenue:
     Sales                                          $ 58,437        $ 60,800
     Service                                          13,193          12,347
                                                    --------        --------
        Total revenue                                 71,630          73,147
                                                    --------        --------

 Cost of revenue:
     Sales                                            33,176          34,949
     Service                                           8,978           8,365
                                                    --------        --------
        Total cost of revenue                         42,154          43,314
                                                    --------        --------
          Gross Profit                                29,476          29,833
                                                    --------        --------
 Operating expenses:
     Selling and administrative                       21,075          21,653
     Research and development                          3,167           3,668
     Special items charge                              4,975               0
                                                    --------        --------
              Total operating expenses                29,217          25,321
                                                    --------        --------
              Income from operations                     259           4,512
                                                    --------        --------
 Other (income) expense:
     Interest (income) expense                           (15)            560
     Foreign exchange losses                             277              94
     Gain on sale of land                            (11,076)              0
                                                    --------        --------
              Total other (income) expense           (10,814)            654
                                                    --------        --------
 Income before income taxes                           11,073           3,858

 Provision for income taxes                            5,355           1,469
                                                    --------        --------
 Net income                                         $  5,718        $  2,389
                                                    ========        ========

 Weighted average number of basic common shares        6,553           6,216
                                                    ========        ========

 Earnings per share - basic                         $   0.87        $   0.38
                                                    ========        ========

 Weighted average number of diluted common shares      7,106           6,563
                                                    ========        ========

 Earnings per share - diluted                       $   0.80        $    .36
                                                    ========        ========



       See accompanying Notes to Consolidated Financial Statements


                          INSTRON CORPORATION                          FORM 10-Q
                        Consolidated Balance Sheet                     PART I
                  (In thousands, except per share data)                ITEM 1




                                                       June 27,     December 31,
                                                        1998           1997
                                                      ----------    ------------
                                                      (unaudited)
  ASSETS:
  Current assets:

      Cash and cash equivalents                       $  7,194      $  2,566
      Accounts receivable (net of
       allowance for doubtful accounts of
       $1,007 in 1998 and $1,071 in 1997)               41,292        46,404
      Inventories                                       30,771        24,024
      Deferred income taxes                              3,412         3,314
      Prepaid expenses and other current assets          2,602         3,767
                                                      --------      --------

               Total current assets                     85,271        80,075


  Property, plant and equipment, net                    21,935        21,207
  Deferred income taxes                                    845           806
  Other assets                                          17,463        16,897
                                                      --------      --------

               Total assets                           $125,514      $118,985
                                                      ========      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Short-term borrowings                           $ 10,191      $  6,059
      Accounts payable                                   8,288        11,095
      Accrued liabilities                               17,523        14,083
      Accrued employee compensation and benefits         3,977         6,220
      Accrued income taxes                               1,584           957
      Advance payments received on contracts             2,630         1,541
                                                      --------      --------
               Total current liabilities                44,193        39,955

  Long-term debt                                         2,550         7,600
  Other long-term liabilities                            5,677         5,176
                                                      --------      --------
               Total liabilities                        52,420        52,731
                                                      --------      --------

  Stockholders' equity:
      Preferred stock, $1 par value; 1,000,000
       shares authorized, none issued                        0             0
      Common stock, $1 par value; 10,000,000 shares
       authorized, 7,036,531 and 6,823,698 shares
       issued, respectively                              7,037         6,824
      Additional paid in capital                         8,572         6,972
      Deferred compensation                             (2,944)       (3,235)
      Retained earnings                                 67,288        62,097
      Cumulative translation adjustment                 (5,529)       (5,690)
                                                      --------      --------
                                                        74,424        66,968
    Less:  Treasury stock of 108,262 and 74,952
     shares, respectively, at cost                       1,330           714
                                                      --------      --------

       Total stockholders' equity                       73,094        66,254
                                                      --------      --------
       Total liabilities and stockholders' equity     $125,514      $118,985
                                                      ========      ========



       See accompanying Notes to Consolidated Financial Statements

                          INSTRON CORPORATION FORM                          10-Q
                   Consolidated Statement of Cash Flows                   PART I
                               (Unaudited)                                ITEM 1


     (In thousands)                                             For the six months ended
                                                          ------------------------------------

                                                          June 27, 1998         June 28, 1997

                                                          ------------------------------------

Cash flows from operating activities:
    Net income                                              $ 5,718               $ 2,389
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       (Gain) loss on the sale of property, plant
       and equipment                                         (6,895)                   10
      Depreciation and amortization                           3,250                 3,244
      Provision for losses on accounts receivable                23                   145
      Deferred taxes                                           (235)                  (14)
      Changes in assets and liabilities, excluding
        the effects from purchase of business:
          Decrease in accounts receivable                     4,754                 6,598
          (Increase) decrease in inventories                 (6,729)                  539
          (Increase) decrease in prepaid expenses
           and other current assets                           1,165                  (145)
          Decrease in accounts
           payable and accrued expenses                      (5,426)               (2,437)
          Increase in other long-term liabilities               764                   157
          Other                                                (697)               (1,918)
                                                            -------               -------

       Net cash provided (used) by operating activities      (4,308)                8,568
                                                            -------               -------

Cash flows from investing activities:
    Proceeds from the sale of property, plant
     and equipment                                           13,471                   118
    Capital expenditures                                     (3,695)               (1,302)
    Purchase of business                                          0                (2,010)
    Capitalized software costs                                 (635)                 (133)
    Other                                                         7                    95
                                                            -------               -------

       Net cash provided (used) by investing activities       9,148                (3,232)
                                                            -------               -------

Cash flows from financing activities:
    Net payments under revolving credit and
     term loan facility                                      (5,050)               (2,901)
    Net short-term borrowings (payments)                      4,174                (2,250)
    Cash dividends paid                                        (527)                 (526)
    Proceeds from exercise of stock options                   1,814                     0
    Treasury stock purchases                                   (616)                    0
                                                            -------               -------
       Net cash used in financing activities                   (205)               (5,677)
                                                            -------               -------

Effect of exchange rate changes on cash                          (7)                  (59)
                                                            -------               -------

Net increase (decrease) in cash and cash equivalents          4,628                  (400)
                                                            -------               -------

Cash and cash equivalents at beginning of year                2,566                 2,541
                                                            -------               -------

Cash and cash equivalents at end of period                  $ 7,194               $ 2,141
                                                            =======               =======

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
             Interest                                        $  873               $   744
             Income taxes                                     4,214                 1,996
Supplemental disclosures of non-cash investing
 and financing activities:
Liabilities incurred or assumed
 in business acquisition                                     $    0               $   639




     See accompanying Notes to Consolidated Financial Statements

                          INSTRON CORPORATION                             FORM
                                                                          10-Q
                    Statements of Comprehensive Income                    PART I
                               (Unaudited)                                ITEM 1
                              (In Thousands)





                                                     Three Months Ended
                                              --------------------------------

                                              June 27, 1998      June 28, 1997

                                              --------------------------------

 Net income                                      $1,807             $1,470

 Other comprehensive income, net of tax:
   Foreign currency translation adjustments        (339)               188
                                                 ------             ------

            Comprehensive income                 $1,468             $1,658
                                                 ======             ======



                                                      Six Months Ended
                                              --------------------------------

                                              June 27, 1998      June 28, 1997

                                              --------------------------------

 Net income                                      $5,718             $2,389

 Other comprehensive income, net of tax:
   Foreign currency translation adjustments         103               (879)
                                                 ------             ------

            Comprehensive income                 $5,821             $1,510
                                                 ======             ======




           See Accompanying Notes to Consolidated Financial Statements

                          INSTRON CORPORATION                          FORM 10-Q
                                                                          PART I
                Notes to Consolidated Financial Statements                ITEM 1
                              June 27, 1998
                               (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications were made to the prior year amounts to conform with the 1998 presentation. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


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

                          INSTRON CORPORATION                          FORM 10-Q
                                                                       PART I
                Notes to Consolidated Financial Statements             ITEM 1
                               June 27, 1998
                                (Unaudited)


The following is a reconciliation of the basic and diluted EPS calculations:


                                                        For the three months ended
(In thousands, except per share data)                 ------------------------------
-------------------------------------                 June 27, 1998    June 28, 1997
                                                      -------------    -------------


 Net income                                            $1,807             $1,470
                                                       ======             ======

     Weighted average number of basic common
      shares outstanding                                6,623              6,445

     Dilutive effect of common stock
      equivalents outstanding                             528                139
                                                       ------             ------

     Weighted average of common and
      dilutive shares                                   7,151              6,584
                                                       ======             ======

Basic earnings per share                               $ 0.27             $ 0.23
                                                       ======             ======

Diluted earnings per share                             $ 0.25             $ 0.22
                                                       ======             ======


                                                          For the six months ended
(In thousands, except per share data)                 -------------------------------
-------------------------------------                 June 27, 1998     June 28, 1997
                                                      -------------     -------------

 Net income                                            $5,718             $2,389
                                                       ======             ======

     Weighted average number of basic common
      shares outstanding                                6,553              6,445

     Dilutive effect of common stock
      equivalents outstanding                             553                118
                                                       ------             ------

     Weighted average of common and
      dilutive shares                                   7,106              6,563
                                                       ======             ======

Basic earnings per share                               $ 0.87             $ 0.37
                                                       ======             ======

Diluted earnings per share                             $ 0.80             $ 0.36
                                                       ======             ======

                          INSTRON CORPORATION                          FORM 10-Q
                                                                       PART I
                Notes to Consolidated Financial Statements             ITEM 1
                              June 27, 1998
                               (unaudited)

3.       INVENTORIES

           (In thousands)                      June 27, 1998     December 31, 1997
                                               -------------     -----------------

           Raw Materials                          $16,468           $12,742
           Work-in-process                          8,047             5,156
           Finished goods                           6,256             6,126
                                                  -------           -------
                                                  $30,771           $24,024
                                                  =======           =======


         Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is principally used for inventories in the United States and the Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $16,106,000 and $9,395,000 at June 27, 1998 and December 31, 1997,
         respectively. The excess of current cost over stated LIFO value was $5,442,000 at June 27, 1998 and $5,247,000 at December 31, 1997.

4.       SPECIAL ITEMS CHARGE

         During the first quarter of 1998, the Company recorded a special items Pre-tax charge of $5.0 million to operations to undertake a consolidation of its European operations and write-down the value of certain non-performing assets. The special items charge includes termination benefits, the costs to exit a manufacturing facility, other asset impairments and other related costs. The Company is currently in the process of consolidating its German operations and moving the manufacturing operation to the United Kingdom. These actions are expected to be completed and paid for by the end of the first quarter of 1999. The Company does not anticipate any significant benefits in 1998 from these actions, however, operating margins are expected to improve in 1999.

5.       SALE OF LAND

         On March 27, 1998, the Company completed the sale of 42 acres of its 66 acre site off Route 128 in Canton, Massachusetts for $13.5 million. As a result of this transaction, a non-operating pre-tax gain of $11.1 million was recorded in the first quarter of 1998.

                                INSTRON CORPORATION                    FORM 10-Q
                                                                       PART I
                     Notes to Consolidated Financial Statements        ITEM 1
                                 March 28, 1998
                                   (unaudited)


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

     7.  NEW ACCOUNTING STANDARD

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

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employees' Disclosures about Pensions and Other Postretirement Benefits." The new requirements require increased disclosures for public entities. SFAS No. 132 only affects disclosure issues and does not change any existing measurement or recognition provisions previously required. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification for earlier periods is required for comparative purposes. The Company will adopt SFAS No. 132 for its fiscal year ended December 31, 1998.

                                INSTRON CORPORATION                    FORM 10-Q
                                                                       PART I
                     Notes to Consolidated Financial Statements        ITEM 1
                                 March 28, 1998
                                   (unaudited)


     8.  SUBSEQUENT EVENT

         As of August 1, 1998, the Company acquired substantially all the assets of Satec Systems, Inc. of Grove City, Pennsylvania, for approximately $12.8 million in cash. Satec is a manufacturer of a range of materials testing equipment sold primarily in the United States with annual sales of approximately $18 million. This acquisition will be accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities will be recorded at their estimated fair values at the date of acquisition. The Company expects to take a non-recurring charge in connection with the related purchased incomplete technology. The operating results of Satec will be included in the Company's consolidated results of operations from the date of acquisition.

                             INSTRON CORPORATION                       FORM 10-Q
                                June 27, 1998                          PART I
                                                                       ITEM 2
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


         RESULTS OF OPERATIONS

         QUARTER ENDED JUNE 27, 1998 VS. QUARTER ENDED JUNE 28, 1997

         Revenues for the second quarter of 1998 were $37,761,000, an increase of 1.7% from the same period last year. This increase occurred primarily in North America, partially offset by lower revenues in Europe and Asia. Foreign sales accounted for approximately 54% of consolidated second quarter revenues, compared with 61% for the second quarter of 1997.

         The Company's consolidated gross margin as a percentage of revenue increased to 41.7% for the second quarter of 1998 compared to 40.7% for the second quarter of 1997. This increase is due to higher product margins, particularly in the electromechanical line, and an improvement in the Company's service business, partially offset by the impact of supplying the IST joint venture with structures systems at lower than normal margins. The Company has a 51% interest in IST and has certain rights to acquire the co-joint venturer's interest in IST.

         Total selling and administrative expenses increased by 2.0% compared to the second quarter of 1997. As a percentage of revenue, selling and administrative expenses were nearly unchanged at 29.2% in the second quarter of 1998 compared to 29.1% for the comparable period last year.

         Research and development expenses decreased by 2.4% for the second quarter of 1998 compared with the second quarter of 1997. Certain software development costs of $360,000 were capitalized during the second quarter of 1998, compared with $27,000 in the second quarter of last year. If research and development expenses for comparison purposes included software development costs as period expenses, research and development expenses would have increased by 13.4% in 1998.

                          INSTRON CORPORATION                          FORM 10-Q
                             June 27, 1998                             PART I
                                                                       ITEM 2
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


         RESULTS OF OPERATIONS (CONTINUED)

         QUARTER ENDED JUNE 27, 1998 VS. QUARTER ENDED JUNE 28, 1997 (CONTINUED)

         Income from operations for the second quarter of 1998 was $3,002,000, an increase of 16.7% compared to the second quarter last year on an increase in total revenue of 1.7%. Total income from operations expressed as a percentage of total revenue increased to 8.0% from 6.9% for the same period in 1997.

         During the second quarter of 1998, the Company recorded net interest income of $89,000 compared with net interest expense of $231,000 in the second quarter of 1997. This improvement was due to reduced interest expense resulting from lower average borrowings and by interest income received on notes receivable and temporary bank deposits. Foreign exchange losses of $177,000 in the second quarter of 1998 resulted primarily from the strengthening of the British pound against the U.S. dollar and certain European currencies. This compares to foreign exchange gains of $34,000 in the second quarter of 1997.

         Net income increased by 23% to $1,807,000 or 25 cents per diluted share for the second quarter of 1998, compared to net income of $1,470,000, or 22 cents per diluted share, for the same period in 1997.


         SIX MONTHS ENDED JUNE 27, 1998 VS SIX MONTHS ENDED JUNE 28, 1997

         Revenues for the six months ended June 27, 1998, decreased by 2.1% from the same period in 1997. This decrease is due primarily to lower shipments in the Company's Asian markets. Foreign sales accounted for approximately 57% of the consolidated first six months' revenue compared to 60% in 1997.

         Gross margin as a percentage of revenue increased slightly to 41.1% compared with 40.8% in the first half of 1997. This increase is primarily due to improved product margins, partially offset by the impact of supplying IST with structures systems at lower than normal profit margins.

                          INSTRON CORPORATION                          FORM 10-Q
                             June 27, 1998                             PART I
                                                                       ITEM 2
                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


         SIX MONTHS ENDED JUNE 27, 1998 VS SIX MONTHS ENDED JUNE 28, 1997 (CONTINUED)

         Total selling and administrative expenses decreased by 2.7% in the first half of 1998 compared to the same period in 1997 and as a percentage of revenue, selling and administrative expenses were 29.4% compared to 29.6% for the same period last year. This decrease in selling and administration expenses is due primarily to the exclusion of LMS expenses in 1998 (as the business was sold in April of 1997) and to certain selling and administrative expenses being recovered from IST.

         Research and development expenses decreased by 13.7% for the first six months of 1998 compared with the same period in 1997. This decrease is the result of certain Instron engineering resources being further utilized to develop new products for IST in accordance with the joint venture agreement which are reimbursed by IST and the disposition of LMS. In addition, software development costs of $635,000 were capitalized during the first half of 1998 compared with $133,000 in the first half of last year. If research and development costs for comparison purposes included software development costs as period expenses and engineering expenses were adjusted for the effect of IST and the disposition of LMS, research and development expenses would have increased by 7.4% in 1998.

         Operating expenses in the first half of 1998 included a special items charge of $4,975,000, for the cost of consolidating European operations and to write-down the value of certain non-performing assets. The special items charge includes termination benefits, the costs to exit a manufacturing facility, other asset impairments and other related costs. The Company is currently in the process of consolidating its German operations and moving the manufacturing operation to the United Kingdom. These actions are expected to be completed and paid for by the end of the first quarter of 1999. The Company does not anticipate any significant benefits in 1998 from these actions, however, operating margins are expected to improve in 1999.

                          INSTRON CORPORATION                          FORM 10-Q
                             June 27, 1998                             PART I
                 Management's Discussion and Analysis of               ITEM 2
              Financial Condition and Results of Operations


         SIX MONTHS ENDED JUNE 27, 1998 VS SIX MONTHS ENDED JUNE 28, 1997 (CONTINUED)

         During the first six months of 1998, the Company recorded net interest income of $15,000 compared with interest expense of $560,000 for the same period in 1997. This improvement was due to reduced interest expense resulting from lower average borrowings and by interest income received on notes receivable and temporary bank deposits. Foreign exchange losses of $277,000 for the first six months of 1998 resulted from the strengthening of the British pound against the U.S. dollar and certain European currencies. This compares to foreign exchange losses of $94,000 for the first half of 1997.

         A non-operating gain of $11,076,000 was recorded in the first quarter of 1998 on the sale of excess land in Canton, Massachusetts.

         Net income for the first six months of 1998 was $5,718,000, or 80 cents per diluted share, compared to net income of $2,389,000, or 36 cents per diluted share, for the same period last year. For comparison purposes, when the after-tax effect of the gain on sale of land and the special items charge are excluded, net income of the ongoing business was $3,083,000 or 43 cents per diluted share in the first half of 1998, an increase of 29% when compared to the same period in 1997.

         The consolidated effective tax rate was 48% for the first half of 1998 compared to 38% in 1997. The higher tax rate is due to certain non-deductable expenses relating to the special items charge. Excluding the effect of the special items charge, the ongoing effective tax rate was 38% for the first half of 1998.

         FINANCIAL CONDITION

         In the first six months of 1998, the Company had negative cash flows from operating activities of $4.3 million. The negative cash flows resulted primarily from an increase in inventories for the production of several structural testing systems due to be shipped to the IST joint venture in the second half of 1998 and the timing of certain cash payments.

                          INSTRON CORPORATION                          FORM 10-Q
                             June 27, 1998                             PART I
                 Management's Discussion and Analysis of               ITEM 2
              Financial Condition and Results of Operations

         FINANCIAL CONDITION (CONTINUED)

         The Company generated cash flows of $13.5 million from the sale of excess land in Canton, Massachusetts in March of 1998. The $13.5 million was substantially used to pay down debt.

         At June 27, 1998, the Company had $32.5 million of available credit under its $35.0 million multicurrency revolving credit and term loan facility. The Company's subsidiaries have other overdraft and borrowing facilities totaling approximately $26.0 million of which $10.2 million were outstanding at June 27, 1998. The ratio of total debt to debt plus equity at June 27, 1998, decreased to 14.8% from 17.1% at year-end 1997.

         The Company believes its present capital resources and anticipated operating cash flows are sufficient to meet its current and future cash requirements to finance operations, capital expenditures and acquisitions.

         Bookings for the second quarter of 1998 decreased by 6.7% and by 2.1% in the first half of 1998 from the corresponding periods in 1997, respectively. The decrease in both periods is due primarily to weaker order bookings in the Company's Asian territories. In 1997, the Asian and Japanese markets accounted for approximately 22% of Instron's worldwide bookings. The Company is currently forecasting a decline in 1998 of 25%-33% for new customer orders in this part of the world, compared to 1997. The order intake for North America and European markets has improved over last year's levels, but will not offset the lower bookings from the Far East. This forecast excludes the increase in orders that will result from the Company's recent acquisition of Satec Systems, Inc.

         The Company expects that Satec will make a positive contribution to earnings in 1999, but will have no material impact on earnings in 1998, excluding non-recurring acquisition charges which will include the write-down of incomplete technology.

         The Company's order backlog was $31.4 million at the end of the second quarter of 1998, an increase of 3.0% from the second quarter of 1997 and a decrease of 1.9% from the first quarter of 1998.

                          INSTRON CORPORATION                          FORM 10-Q
                             June 27, 1998                             PART I
              Management's Discussion and Analysis of                  ITEM 2
           Financial Condition and Results of Operations



         FINANCIAL CONDITION

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

         Certain factors that might cause such a difference include: the level of bookings worldwide for Instron and its joint venture IST, particularly in Asia; the operating results of the IST joint venture; the impact of fluctuations in the exchange rates; the uncertainties of operating in a global economy, including fluctuations in the economic conditions of the foreign and domestic markets served by the Company; the Company's ability to successfully integrate the products and operations of Satec; Satec's ability to meet its earnings expectations; and the Company's ability to identify and successfully consummate strategic acquisitions. For further discussion of the factors, investors are encouraged to review the Company's Form 10-K for the fiscal year ended December 31, 1997 and its other recent SEC filings.

                               INSTRON CORPORATION                     FORM 10-Q
                                  June 27, 1998                        PART II
                                                                       ITEM 2

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the 1998 Annual Meeting of Stockholders of the Registrant held on May 13, 1998, the three directors nominated by management, as listed in the Registrant's proxy statement, were elected. At the Annual Meeting, these three nominees received the following votes: James M. McConnell:
         5,749,763, For, 141,878 Withheld; Dennis J. Moore: 5,744,935 For,
         146,706 Withheld; John F. Smith, 5,681,513, For, 210,128 Withheld. There were no abstentions or broker nonvotes with respect to the election of directors at the Annual Meeting.

         ITEM 5.  OTHER INFORMATION

                  None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       EXHIBITS

                  None.

         b.       REPORTS ON FORM 8-K

                  None.

                                                                       FORM 10-Q

         SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         INSTRON CORPORATION




         Date: August 11, 1998              By /s/ James M. McConnell
                                               ----------------------
                                                   James M. McConnell
                                                   President and
                                                   Chief Executive Officer







         Date: August 11, 1998              By /s/ Linton A. Moulding
                                            -------------------------
                                                   Linton A. Moulding
                                                   Chief Financial Officer