Form 10-Q/A
period 1998-06-27
INSTRON CORP
filed 1998-08-17
CIK 50716

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

Part I. Item 1. of this report on Form 10-Q is hereby amended and restated in full below to correct the following inadvertent oversight: (i) the weighted average number of basic common shares for the three months ended June 28, 1997, (ii) the weighted average number of basic common shares for the six months ended June 28, 1997, (iii) earnings per share of basic common shares for the three months ended June 28, 1997, and (iv) earnings per share of basic common shares for the six months ended June 28, 1997 were each correctly stated in Note 2 to Consolidated Financial Statements, but inaccurately stated in the text of Item 1. The correct weighted average number of basic common shares for the three months ended June 28, 1997 is 6,445 (not 6,236 as previously stated under the caption "Consolidated Statement of Income" in Item 1). The correct earnings per share of basic common shares for the three months ended June 28, 1997 is $0.23 (not $0.24 as previously stated under the caption "Consolidated Statement of Income" in Item 1.) The correct weighted average number of basic common shares for the six months ended June 28, 1997 is 6,445 (not 6,216 as previously stated under the caption "Consolidated Statement of Income" in Item 1.) The correct earnings per share of basic common shares for the six months ended June 28, 1997 is $0.37 (not $0.38 as previously stated under the caption "Consolidated Statement of Income" in Item 1.)

                             INSTRON CORPORATION                     FORM 10-Q/A
                       Consolidated Statement of Income              PART I
                                 (Unaudited)                         ITEM 1
                     (In thousands, except per share data)

                                                             For the three months ended
                                                       -------------------------------------
                                                       June 27, 1998           June 28, 1997
                                                       -------------------------------------
Revenue:
     Sales                                              $30,933                   $30,977
     Service                                              6,828                     6,147
                                                        -------                   -------
         Total revenue                                   37,761                    37,124
                                                        -------                   -------

Cost of revenue:
     Sales                                               17,573                    17,890
     Service                                              4,454                     4,107
                                                        -------                   -------
         Total cost of revenue                           22,027                    21,997
                                                        -------                   -------

              Gross Profit                               15,734                    15,127
                                                        -------                   -------

Operating expenses:
     Selling and administrative                          11,014                    10,794
     Research and development                             1,718                     1,760
                                                        -------                   -------

         Total operating expenses                        12,732                    12,554
                                                        -------                   -------

         Income from operations                           3,002                     2,573
                                                        -------                   -------

Other (income) expense:
     Interest (income) expense                              (89)                      231
     Foreign exchange (gains) losses                        177                       (34)
                                                        -------                   -------

         Total other expense                                 88                       197
                                                        -------                   -------

Income before income taxes                                2,914                     2,376

Provision for income taxes                                1,107                       906
                                                        -------                   -------

Net income                                              $ 1,807                   $ 1,470
                                                        =======                   =======


Weighted average number of basic common shares            6,623                     6,445
                                                        =======                   =======

Earnings per share - basic                              $  0.27                   $  0.23
                                                        =======                   =======

Weighted average number of diluted common shares          7,151                     6,584
                                                        =======                   =======

Earnings per share - diluted                            $  0.25                   $  0.22
                                                        =======                   =======






           See accompanying Notes to Consolidated Financial Statements



                          INSTRON CORPORATION                        FORM 10-Q/A
                     Consolidated Statement of Income                PART I
                              (Unaudited)                            ITEM 1
                  (In thousands, except per share data)


                                                     For the six months ended
                                                  ------------------------------
                                                  June 27, 1998    June 28, 1997
                                                  ------------------------------
 Revenue:
     Sales                                          $ 58,437        $ 60,800
     Service                                          13,193          12,347
                                                    --------        --------
        Total revenue                                 71,630          73,147
                                                    --------        --------

 Cost of revenue:
     Sales                                            33,176          34,949
     Service                                           8,978           8,365
                                                    --------        --------
        Total cost of revenue                         42,154          43,314
                                                    --------        --------
          Gross Profit                                29,476          29,833
                                                    --------        --------
 Operating expenses:
     Selling and administrative                       21,075          21,653
     Research and development                          3,167           3,668
     Special items charge                              4,975               0
                                                    --------        --------
              Total operating expenses                29,217          25,321
                                                    --------        --------
              Income from operations                     259           4,512
                                                    --------        --------
 Other (income) expense:
     Interest (income) expense                           (15)            560
     Foreign exchange losses                             277              94
     Gain on sale of land                            (11,076)              0
                                                    --------        --------
              Total other (income) expense           (10,814)            654
                                                    --------        --------
 Income before income taxes                           11,073           3,858

 Provision for income taxes                            5,355           1,469
                                                    --------        --------
 Net income                                         $  5,718        $  2,389
                                                    ========        ========

 Weighted average number of basic common shares        6,553           6,445
                                                    ========        ========

 Earnings per share - basic                         $   0.87        $   0.37
                                                    ========        ========

 Weighted average number of diluted common shares      7,106           6,563
                                                    ========        ========

 Earnings per share - diluted                       $   0.80        $    .36
                                                    ========        ========



       See accompanying Notes to Consolidated Financial Statements


                          INSTRON CORPORATION                        FORM 10-Q/A
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
                                                      ========      ========



       See accompanying Notes to Consolidated Financial Statements

                          INSTRON CORPORATION FORM                        10-Q/A
                   Consolidated Statement of Cash Flows                   PART I
                               (Unaudited)                                ITEM 1


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




     See accompanying Notes to Consolidated Financial Statements

                          INSTRON CORPORATION                             FORM
                                                                          10-Q/A
                    Statements of Comprehensive Income                    PART I
                               (Unaudited)                                ITEM 1
                              (In Thousands)





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
                                                 ======             ======




           See Accompanying Notes to Consolidated Financial Statements

                           INSTRON CORPORATION                       FORM 10-Q/A
                                                                          PART I
                Notes to Consolidated Financial Statements                ITEM 1
                              June 27, 1998
                               (Unaudited)

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

                          INSTRON CORPORATION                     FORM 10-Q/A
                                                                       PART I
                Notes to Consolidated Financial Statements             ITEM 1
                               June 27, 1998
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
                                                       ======             ======

                          INSTRON CORPORATION                        FORM 10-Q/A
                                                                     PART I
                Notes to Consolidated Financial Statements           ITEM 1
                              June 27, 1998
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

                                INSTRON CORPORATION                  FORM 10-Q/A
                                                                     PART I
                     Notes to Consolidated Financial Statements      ITEM 1
                                 March 28, 1998
                                   (unaudited)


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

                                INSTRON CORPORATION                  FORM 10-Q/A
                                                                     PART I
                     Notes to Consolidated Financial Statements      ITEM 1
                                 March 28, 1998
                                   (unaudited)


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

                                                                  FORM 10-Q/A


SIGNATURES
----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




INSTRON CORPORATION





Date: August 17, 1998         By /s/ James M. McConnell
                              ----------------------------------------
                              James M. McConnell
                              President and
                              Chief Executive Officer






Date: August 17, 1998         By /s/ Linton A. Moulding
                              ----------------------------------------
                              Linton A. Moulding
                              Chief Financial Officer