Form 10-Q
period 1998-09-26
INSTRON CORP
filed 1998-11-10
CIK 50716

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

    OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


            FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                          COMMISSION FILE NUMBER 1-5641


                               INSTRON CORPORATION
             (Exact name of registrant as specified in its Charter)



           MASSACHUSETTS                                   04-2057203
 (State or former jurisdiction of            I.R.S. Employer Identification No.)
          incorporation or
           organization)


          100 ROYALL STREET,                                 02021
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

The number of shares outstanding of each of the issuer's classes of common stock as of November 6, 1998.


                 COMMON STOCK, $1 PAR VALUE -- 6,934,706 SHARES

================================================================================

                              INSTRON CORPORATION                      FORM 10-Q
                        Consolidated Statements of Income              PART I
                                 (Unaudited)                           ITEM 1
                      (In thousands, except per share data)

                                                    For the three months ended
                                               September 26, 1998   September 27, 1997
                                               ---------------------------------------
Revenue:
     Sales                                            $ 36,115          $ 29,337
     Service                                             7,216             6,659
                                                      --------          --------
         Total revenue                                  43,331            35,996
                                                      --------          --------
Cost of revenue:
     Sales                                              21,969            16,740
     Service                                             4,644             4,248
                                                      --------          --------
         Total cost of revenue                          26,613            20,988
                                                      --------          --------

              Gross profit                              16,718            15,008
                                                      --------          --------
Operating expenses:
     Selling and administrative                         11,267            10,404
     Research and development                            2,024             1,504
                                                      --------          --------

         Total operating expenses                       13,291            11,908
                                                      --------          --------

         Income from operations                          3,427             3,100
                                                      --------          --------
Other (income) expenses:
     Interest expense                                       28               153
     Foreign exchange gains                                 (4)              (19)
                                                      --------          --------

         Total other expense                                24               134
                                                      --------          --------

Income before income taxes                               3,403             2,966

Provision for income taxes                               1,293             1,124
                                                      --------          --------

Net income                                            $  2,110          $  1,842
                                                      ========          ========

Weighted average number of basic common shares           6,661             6,437
                                                      ========          ========

Earnings per share - basic                            $   0.32          $   0.29
                                                      ========          ========

Weighted average number of diluted common shares         7,049             6,975
                                                      ========          ========

Earnings per share - diluted                          $   0.30          $   0.26
                                                      ========          ========

           See accompanying Notes to Consolidated Financial Statements.

                               INSTRON CORPORATION                     FORM 10-Q
                        Consolidated Statements of Income              PART I
                                   (Unaudited)                         ITEM 1
                        (In thousands, except share data)



                                                       For the nine months ended
                                                 September 26, 1998   September 27, 1997
                                                 ---------------------------------------
Revenue:
  Sales                                               $  94,552            $ 90,137
  Service                                                20,409              19,006
                                                      ---------            --------
       Total revenue                                    114,961             109,143
                                                      ---------            --------
Cost of revenue:
  Sales                                                  55,145              51,689
  Service                                                13,622              12,613
                                                      ---------            --------
       Total cost of revenue                             68,767              64,302
                                                      ---------            --------

           Gross profit                                  46,194              44,841
                                                      ---------            --------
Operating expenses:
  Selling and administrative                             32,342              32,057
  Research and development                                5,191               5,172
  Special items charge                                    4,975                   0
                                                      ---------            --------
       Total operating expenses                          42,508              37,229
                                                      ---------            --------

       Income from operations                             3,686               7,612
                                                      ---------            --------
Other (income) expense:
  Interest expense                                           13                 713
  Foreign exchange losses                                   273                  75
  Gain on sale of land                                  (11,076)                  0
                                                      ---------            --------
       Total other expenses                             (10,790)                788
                                                      ---------            --------

Income before income taxes                               14,476               6,824

Provision for income taxes                                6,648               2,593
                                                      ---------            --------

Net income                                            $   7,828            $  4,231
                                                      =========            ========

Weighted average number of basic common shares            6,589               6,276
                                                      =========            ========

Earnings per share - basic                            $    1.19            $   0.67
                                                      =========            ========

Weighted average number of diluted common shares          7,087               6,700
                                                      =========            ========

Earnings per share - diluted                          $    1.10            $   0.63
                                                      =========            ========

           See accompanying Notes to Consolidated Financial Statements.

                               INSTRON CORPORATION                     FORM 10-Q
                           Consolidated Balance Sheets                 PART I
                        (In thousands, except share data)              ITEM 1

                                                       September 26,    December 31,
                                                           1998             1997
                                                       -----------------------------
                                                        (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                            $   2,473       $   2,566
    Accounts receivable (net of
     allowance for doubtful accounts of
     $1,012 in 1998 and $1,071 in 1997)                     46,832          46,404
    Inventories                                             32,537          24,024
    Deferred income taxes                                    3,347           3,314
    Prepaid expenses and other current assets                2,307           3,767
                                                         ---------       ---------

         Total current assets                               87,496          80,075

Property, plant and equipment, net                          24,644          21,207
Deferred income taxes                                          859             806
Intangible and other assets                                 25,732          16,897
                                                         ---------       ---------

         Total assets                                    $ 138,731       $ 118,985
                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short term borrowings                                $  10,239       $   6,059
    Accounts payable                                         7,953          11,095
    Accrued liabilities                                     18,522          14,083
    Accrued employee compensation and benefits               4,237           6,220
    Accrued income taxes                                       822             957
    Advance payments received on contracts                   2,247           1,541
                                                         ---------       ---------

         Total current liabilities                          44,020          39,955

Long-term debt                                              12,737           7,600
Other long-term liabilities                                  6,056           5,176
                                                         ---------       ---------

         Total liabilities                                  62,813          52,731
                                                         ---------       ---------
Stockholders' equity:
    Preferred stock, $1 par value; 1,000,000
     shares authorized, none issued                              0               0
    Common stock, $1 par value; 10,000,000 shares
     authorized, 7,042,968 and 6,823,698 shares
     issued, respectively                                    7,043           6,824
    Additional paid in capital                               8,635           6,972
    Deferred compensation                                   (2,803)         (3,235)
    Retained earnings                                       69,131          62,097
    Cumulative translation adjustment                       (4,758)         (5,690)
                                                         ---------       ---------

                                                            77,248          66,968
    Less:  Treasury stock of 108,262 and 74,952
     shares, respectively, at cost                           1,330             714
                                                         ---------       ---------

         Total stockholders' equity                         75,918          66,254
                                                         ---------       ---------

         Total liabilities and stockholders' equity      $ 138,731       $ 118,985
                                                         =========       =========

           See accompanying Notes to Consolidated Financial Statements.

                               INSTRON CORPORATION                     FORM 10-Q
                      Consolidated Statements of Cash Flows            PART I
                                   (Unaudited)                         ITEM 1


(In thousands)                                                            For the nine months ended
                                                                   September 26, 1998   September 27, 1997
                                                                   ---------------------------------------
Cash flows from operating activities:
    Net income                                                            $  7,828          $ 4,231
    Adjustments to reconcile net income to
     net cash provided (used) by operating activities:
         Gain on the sale of property, plant
          and equipment, net of tax                                         (6,868)             (85)
         Depreciation and amortization                                       5,167            4,779
         Provision for losses on accounts receivable                            23              153
         Deferred taxes                                                       (138)              94
         Changes in assets and liabilities, excluding
          the effects from purchase of business:
             (Increase) decrease in accounts receivable                       (477)           2,119
             Increase in inventories                                        (4,887)            (117)
             (Increase) decrease in prepaid expenses
              and other current assets                                       1,504             (397)
             Decrease in accounts payable and accrued expenses              (7,904)          (1,023)
             Increase in other long-term liabilities                         1,015              997
             Other                                                              96           (1,986)
                                                                          --------          -------

         Net cash provided (used) by operating activities                   (4,641)           8,765
                                                                          --------          -------
Cash flows from investing activities:
    Proceeds from the sale of property, plant
     and equipment                                                          13,566              289
    Capital expenditures                                                    (5,182)          (2,298)
    Purchase of businesses                                                 (12,628)          (2,010)
    Capitalized software costs                                                (787)            (414)
    Other                                                                        4               98
                                                                          --------          -------
         Net cash used by investing activities                              (5,027)          (4,335)
                                                                          --------          -------
Cash flows from financing activities:
    Net borrowings (payments) under revolving credit and
     term loan facility                                                      5,034           (3,008)
    Net short-term borrowings (payments)                                     4,036           (1,358)
    Cash dividends paid                                                       (794)            (794)
    Proceeds from exercise of stock options                                  1,922              264
    Treasury stock purchases                                                  (616)               0
                                                                          --------          -------
         Net cash provided (used) in financing activities                    9,582           (4,896)
                                                                          --------          -------

Effect of exchange rate changes on cash                                         (7)             (90)
                                                                          --------          -------

Net decrease in cash and cash equivalents                                      (93)            (556)
                                                                          --------          -------

Cash and cash equivalents at beginning of year                               2,566            2,541
                                                                          --------          -------

Cash and cash equivalents at end of period                                $  2,473          $ 1,985
                                                                          ========          =======

Supplemental disclosures of cash flow information:
    Cash paid during the  year for:
         Interest                                                         $  1,009          $ 1,219
         Income taxes                                                        6,196            2,153
Supplemental disclosures of non-cash investing
 and financing activities:
Liabilities incurred or assumed
 in business acquisitions                                                 $  1,878          $   639


           See accompanying Notes to Consolidated Financial Statements.

                               INSTRON CORPORATION                     FORM 10-Q
                       Statements of Comprehensive Income              PART I
                               September 26, 1998                      ITEM 1
                                   (Unaudited)
                                 (In Thousands)


                                                 For the three months ended
                                          September 26, 1998     September 27, 1997
                                          ------------------     ------------------
  Net income                                      $2,110
                                                                     $ 1,842

  Other comprehensive income, net of tax:
      Foreign currency translation adjustments       525                (822)
                                                  ------             -------

           Comprehensive income                   $2,635             $ 1,020
                                                  ======             =======


                                                  For the nine months ended
                                           September 26, 1998    September 27, 1997
                                           ------------------    ------------------
  Net income                                      $7,828             $ 4,231

  Other comprehensive income, net of tax:
      Foreign currency translation adjustments       628              (1,700)
                                                  ------             -------

           Comprehensive income                   $8,456             $ 2,531
                                                  ======             =======


           See accompanying Notes to Consolidated Financial Statements.

                               INSTRON CORPORATION                     FORM 10-Q
                   Notes to Consolidated Financial Statements          PART I
                               September 26, 1998                      ITEM 1
                                   (Unaudited)





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

     In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 26, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

                               INSTRON CORPORATION                     FORM 10-Q
                   Notes to Consolidated Financial Statements          PART I
                               September 26, 1998                      ITEM 1
                                   (Unaudited)


     The following is a reconciliation of the basic and diluted EPS calculations:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                   For the three months ended
                                                  September 26, 1998    September 27, 1997
                                                  ------------------    ------------------
    Net income                                          $2,110               $1,842
                                                        ======               ======
         Weighted average number of basic common
          shares outstanding                             6,661                6,437

         Dilutive effect of common stock
          equivalents outstanding                          388                  538
                                                        ------               ------
         Weighted average of common and
          dilutive shares                                7,049                6,975
                                                        ======               ======

Basic earnings per share                                $ 0.32               $ 0.29
                                                        ======               ======

Diluted earnings per share                              $ 0.30               $ 0.26
                                                        ======               ======


(IN THOUSANDS, EXCEPT PER SHARE DATA)                   For the nine months ended
                                                  September 26, 1998    September 27, 1997
                                                  ------------------    ------------------
    Net income                                          $7,828               $4,231
                                                        ======               ======
         Weighted average number of basic common
          shares outstanding                             6,589                6,276

         Dilutive effect of common stock
          equivalents outstanding                          498                  424
                                                        ------               ------
         Weighted average of common and
          dilutive shares                                7,087                6,700
                                                        ======               ======

Basic earnings per share                                $ 1.19               $ 0.67
                                                        ======               ======

Diluted earnings per share                              $ 1.10               $ 0.63
                                                        ======               ======

                               INSTRON CORPORATION                     FORM 10-Q
                   Notes to Consolidated Financial Statements          PART I
                               September 26, 1998                      ITEM 1
                                   (Unaudited)

3.   INVENTORIES

     (In thousands)               September 26, 1998          December 31, 1997
                                  ------------------          -----------------
     Raw Materials                     $16,806                    $12,742
     Work-in-process                     8,602                      5,156
     Finished goods                      7,129                      6,126
                                       -------                    -------
                                       $32,537                    $24,024
                                       =======                    =======

     Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is principally used for inventories in the United States and certain Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $14,205,000 and $9,395,000 at September 26, 1998 and December 31, 1997, respectively. The excess of current cost over stated LIFO value was $5,499,000 at September 26, 1998 and $5,247,000 at December 31, 1997.

4.   SPECIAL ITEMS CHARGE

     During the first quarter of 1998, the Company recorded a special items charge to operations to undertake a consolidation of its European operations and write-down the value of certain non-performing assets. A pre-tax charge of $5.0 million was taken in the quarter ended March 28, 1998 to cover these actions. The special items charge includes termination benefits, the costs to exit a manufacturing facility, other asset impairments and other related costs. The Company has closed down a manufacturing plant in Germany, relocated sales and service support personnel to another Instron location in Germany and has moved the manufacturing operation to the United Kingdom. The majority of these actions are expected to be completed in the fourth quarter and substantially all of the cash disbursements will be made by the end of the first quarter of 1999. The Company does not anticipate any significant benefits in 1998 from these actions.

5.   SALE OF LAND

     On March 27, 1998, the Company completed the sale of 42 acres of its 66 acre site off Route 128 in Canton, Massachusetts for $13.5 million. As a result of this transaction, a non-operating pre-tax gain of $11.1 million was recorded in the first quarter of 1998.

                               INSTRON CORPORATION                     FORM 10-Q
                   Notes to Consolidated Financial Statements          PART I
                               September 26, 1998                      ITEM 1
                                   (Unaudited)



     6.  SALE OF LMS

         On April 14, 1997, the Company sold its Laboratory MicroSystems division, known as LMS, to Axiom Systems. The net assets associated with LMS at the time of the sale were approximately $2.9 million, and there was no significant gain or loss recorded as a result of this disposition. The proforma results of this transaction is not disclosed as the results were immaterial.

     7.  ACQUISITION

         On August 4, 1998, the Company acquired substantially all the assets of Satec Systems, Inc. of Grove City, Pennsylvania, for approximately $12.6 million in cash. Satec is a manufacturer of a range of materials testing equipment sold primarily in the United States with annual sales of approximately $18 million. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The operating results of Satec have been included in the Company's consolidated results of operations from the date of acquisition.

     8.  Subsequent Event

         On September 27, 1998, the Company acquired the remaining 49% interest in IST from Carl Schenck A.G. of Darmstadt, Germany. IST has become a world-class structures testing business with anticipated sales of over $50 million in 1998. This additional investment will be accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities will be recorded at their estimated fair values at the date of acquisition. The operations of IST for the fourth quarter of 1998 will be consolidated into the Company's results of operations from the date of acquisition.

     9.  NEW ACCOUNTING STANDARD

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

                               INSTRON CORPORATION                     FORM 10-Q
                   Notes to Consolidated Financial Statements          PART I

                               September 26, 1998                      ITEM 1


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 26, 1998 VS. QUARTER ENDED SEPTEMBER 27, 1997

     Revenues for the third quarter of 1998 were $43,331,000, compared to $35,996,000 for the same period last year, an increase of 20.4%. Revenues increased in Europe and in North America (which included the recently acquired Satec business) partially offset by lower revenues in Asia and Japan. Structures shipments to IST were significantly higher in the third quarter of 1998 compared to the same period last year. For comparison purposes, when structures shipments are excluded from the third quarter revenues of 1998 and 1997, revenues would have increased by 9.1% for the third quarter of 1998. Foreign sales accounted for approximately 47% of consolidated third quarter revenues, compared with 58% for the third quarter of 1997.

     The Company's consolidated gross margin as a percentage of revenue decreased to 38.6% for the third quarter of 1998 compared to 41.7% for the third quarter of 1997. This decrease is due primarily to the increased volume of structures shipments to IST with profit margins substantially lower than the Company's normal business. Excluding the impact of the structures shipments, the gross margin percentage would have increased by nearly one percentage point over the third quarter of last year.

     Total selling and administrative expenses increased by 8.3% compared to the third quarter of 1997, due primarily to the inclusion of the Satec operation. As a percentage of revenue, selling and administrative expenses were 26.0% in the third quarter of 1998 compared to 28.9% for the comparable period last year.

     Research and development expenses increased by 34.6% for the third quarter of 1998 (which included the research and development expenses of the Satec operation) compared with the third quarter last year. Software development costs of $152,000 were capitalized during the third quarter of 1998 compared with $281,000 in the third quarter of last year.

     Income from operations for the third quarter of 1998 was $3,427,000, an increase of 10.5% compared to the third quarter last year. Income from operations expressed as a percentage of total revenue decreased to 7.9% from 8.6% for the same period in 1997, which reflects the lower margins on structures business, as discussed above.

     Net interest expense decreased by $125,000 compared to the third quarter of 1997. This improvement was due to reduced interest expense resulting from lower average borrowings and by interest income received on notes receivable and temporary bank deposits.

                               INSTRON CORPORATION                     FORM 10-Q
                   Notes to Consolidated Financial Statements          PART I

                               September 26, 1998                      ITEM 1

RESULTS OF OPERATIONS (CONTINUED)

QUARTER ENDED SEPTEMBER 26, 1998 VS. QUARTER ENDED SEPTEMBER 27, 1997
(CONTINUED)

     Net income of $2,110,000 for the third quarter of 1998 increased by 14.5% compared to net income of $1,842,000 for the third quarter of 1997. Earnings for the three months ended September 26, 1998 were 30 cents per diluted share compared to 26 cents per diluted share for the same period last year. This increase in earnings is principally due to the reimbursement of expenses from IST and the improvement of net interest expense. The Satec operation had no material effect on net income for the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 26, 1998 VS NINE MONTHS ENDED SEPTEMBER 27, 1997

     Revenues for the nine months ended September 26, 1998, increased by 5.3% over the same period in 1997, resulting principally from the increase in structures shipments. Foreign sales accounted for approximately 53% of the consolidated first nine months revenue compared to 59% in 1997.

     Gross margin as a percentage of revenue decreased to 40.2% compared with 41.1% for the first nine months of 1997. This decrease is due to the impact of supplying IST with structures systems at lower than normal profit levels, partially offset by improved margins of other product lines. Excluding the impact of the structures shipments, the gross margin percentage would have increased by approximately two percentage points compared to the gross margin percentage for the nine months ended September 27, 1997.

     Total selling and administrative expenses increased by 0.9% compared to the same period in 1997 and as a percentage of revenue, selling and administrative expenses decreased to 28.1% compared to 29.4% for the same period last year.

     Research and development expenses increased by 0.4% for the first nine months of 1998 (which included the research and development expenses of Satec) compared with the same period in 1997. During the first nine months of 1998, the Company capitalized $787,000 of software development costs compared with $414,000 in the first nine months of 1997.

     Operating expenses for the first nine months of 1998 included a special items charge of $4,975,000 for the cost of consolidating European operations and to write-down the value of certain non-performing assets. The special items charge includes termination benefits, the costs to exit a manufacturing facility, other asset impairments and other related costs. The Company has closed down a manufacturing plant in Germany, relocated sales and service personnel to another Instron location in Germany, and has moved the manufacturing operation to the United Kingdom. The majority of these actions are expected to be completed in the fourth quarter and substantially all cash disbursements are expected to be made by the end of the first quarter of 1999. The Company does not anticipate any significant benefits in 1998 from these actions.

                               INSTRON CORPORATION                     FORM 10-Q
                   Notes to Consolidated Financial Statements          PART I

                               September 26, 1998                      ITEM 1

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 26, 1998 VS NINE MONTHS ENDED SEPTEMBER 27, 1997 (CONTINUED)

     During the first nine months of 1998, the Company recorded net interest expense of $13,000 compared with interest expense of $713,000 for the same period in 1997. This improvement was due to reduced interest expense resulting from lower average borrowings and by interest income received on notes receivable and temporary bank deposits. Foreign exchange losses of $273,000 for the first nine months of 1998 resulted from the strengthening of the British pound against the U.S. dollar and certain European currencies. This compares to foreign exchange losses of $75,000 for the first nine months of 1997.

     A non-operating pre-tax gain of $11,076,000 was recorded in the first quarter of 1998 on the sale of excess land in Canton, Massachusetts.

     Net income for the first nine months of 1998 was $7,828,000, or $1.10 per diluted share, compared to net income of $4,231,000 or 63 cents per diluted share, for the same period last year. For comparison purposes, when the after-tax effect of the gain on sale of land and the special items charge are excluded, net income of the ongoing business was $5,193,000 or 73 cents per diluted share in the first nine months of 1998, an increase of 22.7% when compared to the same period in 1997. This increase is due to improvements in product and service margins, the impact of leveraging expenses with IST and lower interest expense.

     The consolidated effective tax rate was 46% for the first nine months of 1998 compared to 38% in 1997. The higher tax rate is due to certain non-deductible expenses relating to the special items charge. Excluding the effect of the special items charge, the ongoing effective tax rate was 38% for the first nine months of 1998.

FINANCIAL CONDITION

     In the first nine months of 1998, the Company had negative cash flows from operating activities of $4.6 million. The negative cash flows resulted primarily from an increase in inventories for the production of several structural testing systems scheduled to be shipped in the fourth quarter of 1998 and the timing of certain tax payments.

     The Company generated cash flows of $13.5 million from the sale of excess land in Canton, Massachusetts in March of 1998. The net proceeds of this sale was used to pay down debt. In August 1998, the Company purchased the assets of Satec Systems, Inc. for approximately $12.6 million.

     At September 26, 1998, the Company had $22.3 million of unutilized credit under its $35.0 million multicurrency revolving credit and term loan facility. The Company's subsidiaries have other overdraft and borrowing facilities totaling approximately $26.0 million of which $10.2 million were utilized at September 26, 1998. The ratio of total debt to debt plus equity at September 26, 1998, was 23.2% compared to 17.1% at year-end 1997.

     The Company believes its present capital resources and anticipated operating cash flows are sufficient to meet its current and future cash requirements to finance operations, capital expenditures and acquisitions.

                               INSTRON CORPORATION                     FORM 10-Q
                   Notes to Consolidated Financial Statements          PART I

                               September 26, 1998                      ITEM 1


FINANCIAL CONDITION (CONTINUED)

     Bookings for the third quarter of 1998 (including the Satec business) decreased by 6.8% and by 3.7% in the first nine months of 1998 from the corresponding periods in 1997, respectively. The decrease in both periods is due primarily to weaker order bookings in the Company's Asian territories. In 1997, the Asian and Japanese markets accounted for approximately 22% of Instron's worldwide bookings. The Company is currently forecasting a decline for fiscal year 1998 of 30%-35% for new customer orders in this part of the world, compared to 1997. The order intake for North America and European markets has improved over last year's levels, but will not offset the lower bookings from the Far East. This forecast excludes the increase in orders that will result from the Company's recently acquired IST business.

     The Company expects that Satec will make a positive contribution to earnings in 1999, but will have no material impact on earnings in 1998.

     The Company's order backlog was $31.4 million at the end of the third quarter of 1998, an increase of 6.5% from the third quarter of 1997. Excluding the backlog of the Satec business, order backlog decreased by 9.0% from the third quarter last year.

     On November 4, 1998, the Board of Directors declared a regular quarterly dividend of 4 cents per share on the Company's common stock, payable January 5, 1999 to shareholders of record on December 11, 1998.

     The Company's consolidated operating results for the fourth quarter of 1998 will include an additional 49% of the IST operation from the date of acquisition and a full quarter of the Satec operation which should result in record revenues and earnings for fiscal year 1998. The Company's annual revenues, on a proforma basis for 1998, will be approximately $210 million as a result of these two acquisitions assuming that Instron had acquired both IST and Satec effective January 1, 1998.

EURO CURRENCY ISSUE

     On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to modify business systems to accommodate euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the euro currency is issued in 2002. The Company anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations.


Year 2000 Issue Readiness Disclosure

     The term "Year 2000 issue" is a general term used to describe various problems that may result from the improper processing by computer systems of dates after 1999. These problems arise from the inability of some hardware and software to distinguish dates before the year 2000 from dates in and after the year 2000. Unless corrected, such problems could result in computer system failures or miscalculations that disrupt customary computer-based operations used in or relied upon by a company in its normal business activities. The Year 2000 issue affects virtually all companies and all organizations.

     The Company has identified its Year 2000 non-compliance risk in four categories: (i) internal business systems;(ii) internal electronic equipment and imbedded chip technology; (iii) external non-compliance by Suppliers and (iv) software systems products supplied by the Customer to its customers.

Internal Business Systems

     The Company has an active, ongoing program to insure that its business systems will be Year 2000 compliant. Instron began this program to identify and correct Year 2000 issues in 1996.

     In accordance with this program, the Company is following a four step process to address the Year 2000 Issue. The first stage consisted of auditing the major business systems and telecommunication switches. This stage identified a couple of minor issues but due to the installation of a new ERP system in 1996 at our two primary manufacturing sites, the exposure is minimal and is expected to be corrected by April 1999. The second stage, begun in September 1997, is an audit of all departmental systems and network operating systems. This audit is nearing completion and has formed the basis for the third stage which will identify the corrective actions required and outline the necessary plan of action . The final stage will include the implementation and testing of all required modifications.

     Accordingly, the Company is confident that its internal business system will be made Year 2000 compliant in a timely manner and in any event no later than July 1999. While the estimated cost of these efforts are not expected to be material to the Company's financial position, there can be no assurance to this effect.

     The Company has initiated an audit of the business systems of the two recent acquisitions, Satec and IST. So far, there has been no indication of any major Year 2000 issue that cannot be resolved in a timely manner.

Internal Electronic Equipment and Imbedded Chip Technology

     The audit process has identified certain telecommunication equipment that needs to be upgraded to address the Year 2000 issue. The Company plans to replace this equipment by June 1999 and is currently reviewing such office and facilities equipment as machine tools, photocopiers, security systems and other systems which may be impacted by the Year 2000 issue. The Company estimates that the total cost of completing any modifications, upgrades or replacements of this equipment will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

Suppliers

     The Company has started a communication program with key suppliers of computers, equipment, parts and material used, operated and maintained by the Company. This program is intended to identify and, to the extent possible, to resolve issues with suppliers involving the Year 2000 problem. However the Company has limited or no control over the actions of these third party suppliers. Any failure of these suppliers to resolve Year 2000 issues with their systems in a timely manner could have a material adverse effect upon the Company's business, financial condition and results of operation.

Company Supplied Systems and Software to Customers

     The Company believes that it has substantially identified and resolved all potential Year 2000 Issues with all of the software products that it is currently developing and marketing. Existing software on installed machines may not be Year 2000 compliant and communication programs have been initiated to advise customers on how to upgrade or replace their existing systems. Management believes that it is not possible to determine with complete certainty that all Year 2000 issues affecting the Company's products have been identified due to the complexity of these systems and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control. Any such failures to identify or remediate Year 2000 problems affecting Company's systems and software products could have a material adverse effect upon the Company's business, financial conditions and results of operations.

     The information presented above sets forth the key steps taken by the Company to address the Year 2000 Issue. There can be no absolute assurance that the Company has identified all the Issues, can resolve them in a timely manner and that there will be no failures or disruptions to operations which could result in a material adverse effect upon the company's business, financial condition, results of operations, and business prospects.

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

     Certain factors that might cause such a difference include: the level of bookings worldwide for Instron including the structures business of IST; the operating results of IST; the impact of fluctuations in the exchange rates; the uncertainties of operating in a global economy, particularly in Asia, including fluctuations in the economic conditions of the foreign and domestic markets served by the Company; the Company's ability to successfully integrate the products and operations of Satec; the impact of the year 2000 issue; and the Company's ability to identify and successfully consummate strategic acquisitions. For further discussion of the factors, investors are encouraged to review the Company's Form 10-K for the fiscal year ended December 31, 1997 and its other recent SEC filings.

                               INSTRON CORPORATION                     FORM 10-Q
                               September 26, 1998                      PART I
                                                                       ITEM 2

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


                                           INSTRON CORPORATION



Date: November 9, 1998                     By /s/ James M. McConnell
                                           -------------------------------------
                                           James M. McConnell
                                           President and
                                           Chief Executive Officer



Date: November 9, 1998                     By/s/ Linton A. Moulding
                                           -------------------------------------
                                           Linton A. Moulding
                                           Chief Financial Officer