Form 10-K405
period 1998-12-31
INSTRON CORP
filed 1999-04-09
CIK 50716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

            [X]        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                          OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


OR


   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


            FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                          COMMISSION FILE NUMBER 1-5641


                               INSTRON CORPORATION
             (Exact name of registrant as specified in its Charter)


MASSACHUSETTS                                                    04-2057203
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


100 ROYALL STREET
CANTON, MASSACHUSETTS                                           02021
(Address of Principal                                         (Zip Code)
executive offices)


                                 (781) 828-2500
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


COMMON STOCK, $1 PAR VALUE                               AMERICAN STOCK EXCHANGE
(Title of Each Class)                                    (Name of each exchange
                                                          on which registered)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (Title of class)

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
              Form 10-K or any amendment to this Form 10-K [ X ].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
                 requirements for the past 90 days. Yes |X| No

      The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of March 19 , 1999 was $86,739,613

The number of shares outstanding of each of the issuer's classes of common stock as of March 19, 1999 was 6,956,838.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Certain portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------

                                     PART I
                                ITEM 1. BUSINESS

THE COMPANY

Founded in 1946, Instron Corporation ("Instron" or the "Company") designs, develops, manufactures, markets, and services materials and structural testing systems, software, and accessories. These products are used principally in research and development and quality control applications to test the mechanical properties of various materials, components, and structures. The materials tested include metals, plastics, textiles, composites, ceramics and rubber. Instron systems test virtually all natural and man-made materials from fragile fibers to the exotic materials needed for space exploration.

In the worldwide market for these systems, Instron is a leading producer of static (electromechanical), dynamic (servohydraulic), simulation (structures), hardness and impact testing systems. Instron offers a comprehensive range of instruments and computer based systems that provide and enhance control of the testing process, data collection and analysis.

Instron's products are typically assembled from a number of company-designed standard hardware and software modules and accessories, selected and configured for the customer's specific application. Additional hardware, software and accessories may be added to the system at a later date.

The Company has sales and service offices in 14 United States cities and 17 foreign countries. Approximately 55% of the Company's revenues are derived from sales outside the United States. Principal manufacturing facilities are located in the United States, the United Kingdom and Germany.

PRINCIPAL MARKETS

The Company's principal markets are industrial and academic institutions and governments; organizations that seek to understand the characterization and properties of materials and products.

INDUSTRY - Most major industries use materials testing systems as a part of their research and development and quality control activities. Industrial research focuses upon developing new materials, substitute materials, or new uses for existing materials that reduce manufacturing or operating costs and improve product quality and durability. Industrial activity and structural testing tends to be concentrated in the automotive, transportation, aerospace and civil engineering sectors.

Industrial quality control involves testing the properties of finished products as well as materials used as inputs to the manufacturing process.

ACADEMIC INSTITUTIONS - Academic institutions use Instron products for both basic research and instruction in materials science. The Company places particular emphasis on academic institutions because scientists and engineers trained on Instron equipment may influence additional sales of the Company's products later in their careers.

GOVERNMENTS - Government and government agency use of Instron products principally involves testing which supports defense, space, and civil engineering programs, ascertains compliance with safety and other legal requirements, and conducts research on new materials and emerging technologies.

PRINCIPAL PRODUCTS

Instron offers a comprehensive range of general-purpose materials testing systems, application software, and accessories within two principal product lines; static systems and dynamic systems. The major distinction between a static system and a dynamic system is the means used to apply force to the test specimen. The former uses a screw-driven moving crosshead and the latter a servo-controlled hydraulic actuator. Many tests can be carried out equally well with either a static or dynamic test machine. However, if the test requires extremely rapid rates of loading, or subjects the test material to rapidly fluctuating loads, then a dynamic test machine is appropriate. Instron's product offerings vary in the force capacity of the machines, the complexity of the drive system, and the sophistication of the control electronics, the computer system, and the software.

STATIC SYSTEMS - Static (electromechanical) systems consist of a frame, a moving crosshead, a load cell, grips, and electronic modules to control the test and analyze the test data. Static systems typically stretch or compress the material being tested at a user selected, constant speed that ranges from fractional microns per minute to one meter per minute. These systems continuously measure the precise force being applied to, and the resulting deformation of, the test material at various time intervals. They also analyze the results of the test, and either print, graph or electronically display them.

Instron's static product offerings include the cost effective Series 4400 product line and the high-performance Series 5500 product line. The Series 5500 systems are usually used for research and development and are equipped with sophisticated software and many accessories. Quality control applications usually require fewer accessories and less breadth of application capability.

The prices of static systems generally range from $15,000 to $150,000. Static systems and related accessories accounted for approximately 62%, 70%, and 69% of the Company's revenue in 1998, 1997 and 1996, respectively.

DYNAMIC SYSTEMS - Dynamic (servohydraulic drive) systems allow repeated deformation of the material being tested to simulate in-use conditions over an extended period of time. These systems use a servo-controlled hydraulic actuator, a load cell, grips, and electronic modules that control the test and analyze the test data.

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

The dynamic product line includes structural testing or simulation systems. These systems are used to simulate real life conditions while testing a wide range of automotive components from suspension and steering systems to entire vehicles. They typically consist of several actuators that push and pull the structure at different points, and sensors that collect and transmit the resulting data to a central processing unit.

The prices of dynamic systems generally range from $40,000 to $400,000 with very complex structural testing systems ranging as high as several million dollars. Dynamic systems and related accessories accounted for approximately 38%, 30% and 31% of the Company's sales in 1998, 1997 and 1996, respectively.

HARDNESS SYSTEMS - Instron is in the forefront of development for new hardness-testing systems. These systems indent the surface of a material under a controlled force. The size of the resulting indentation gives an indication of the hardness of the surface of the material.

The Series 2000 hardness-testing machine takes advantage of Instron's advanced electromechanical position and control technology and also incorporates Instron's load cell technology.

The prices of hardness testing machines range from $2,000 to $20,000. The sales of hardness systems and related accessories are included in the percentage amounts for static systems set forth above.

SERVICE - In recent years, the Company has invested in new service offerings, including calibration, extended warranties, software support, upgrade contracts, training and telephone support. The service business accounted for approximately 16%, 17%, and 16% of the Company's total revenue in 1998, 1997, and 1996, respectively. The service revenue is included in the percentage amounts for static and dynamic systems set forth above.

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

The Company also has license agreements with third parties for the exclusive sale of certain products, including software, in the material and structural testing industry.

These other products and accessories for static and dynamic equipment purchased separately from the original sale of equipment are included in the percentage amounts for static and dynamic systems set forth above.

ACQUISITIONS

On August 4, 1998, the Company acquired substantially all the assets of Satec Systems, Inc. of Grove City, Pennsylvania, for approximately $12.6 million in cash. Satec is a manufacturer of a range of materials testing equipment sold primarily in the United States with annual sales of approximately $18.0 million. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The operating results of Satec have been included in the Company's consolidated results of operations from the date of acquisition.

IST was a joint venture company that Instron entered into in November 1996 with Carl Schenck AG in the area of structural testing. On September 27, 1998, the Company acquired the remaining 49% interest in Instron Schenck Testing Systems ("IST") from Carl Schenck A.G. of Darmstadt, Germany for $2.7 million in cash. IST has become a world-class structures testing business with sales of more than $55 million in 1998. This additional investment has been accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The operations of IST for the fourth quarter of 1998 have been consolidated into the Company's results of operations from the date of acquisition. Prior to this acquisition the Company accounted for its 51% interest in IST under the equity method of accounting.

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

In 1998, the Company expensed $8,485,000 on research and development activities, compared with $6,959,000 in 1997, and $8,616,000 in 1996. The Company has also capitalized certain software development costs of $1,490,000. $637,000, and $1,144,000 during 1998, 1997 and 1996, respectively. During these years, certain Instron engineering resources have been utilized to develop new products for IST in accordance with the joint venture agreement. The costs associated with the development efforts were reimbursed by IST. If research and development expenses were restated, for comparison purposes, by including software development costs as period expenses, and by adjusting engineering expenses for the effect of IST and Satec and the disposition of LMS, research and development expenses of the ongoing business would have increased by 7.5% in 1998. In recent years, the Company has focused its research and development expenditures on creating new product platforms for static and dynamic product lines, developing new hardness testing machines, developing new software and enhancements, and redesigning products to reduce manufacturing costs. These new products and enhancements do not, in the Company's opinion, present a significant risk that on-hand inventory, which supports existing models, will be made obsolete because of the interchangeability of parts and the lead time available before the introduction of new products.

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

BACKLOG

At December 31, 1998, the Company's backlog of orders was approximately $74,477,000 compared with $28,748,000 at December 31, 1997. The increase in backlog is due primarily to the inclusion of the IST and Satec backlogs in December 31, 1998.

The Company anticipates that substantially all of its backlog as of December 31, 1998 will be shipped during 1999.

RAW MATERIALS

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

PATENTS AND TRADEMARKS

The Company has several patents in the United States and in foreign countries. However, the Company relies principally on its engineering and technological capabilities rather than on these patents to maintain its position in the industry. The trademarks "Dynatup," "Shore," "Rockwell" and "Instron" and the device mark are registered trademarks of the Company. Under current law, these trademarks may be renewed indefinitely as long as they are maintained in use.

ENVIRONMENTAL CONSIDERATIONS

Compliance with federal, state and local provisions relating to protection of the environment has not had, and is not expected to have, any material adverse effects upon the production, capital expenditures, earnings, and competitive position of the Company and its subsidiaries.

NUMBER OF EMPLOYEES

At December 31, 1998 the Company employed 1,421 people worldwide.

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

FOREIGN OPERATIONS

Foreign operations represent a significant portion of the Company's business. The Company's branches and subsidiaries outside of the United States accounted for 55% of the Company's total revenue in 1998, 59% in 1997 and 61% in 1996. The Company believes that the business and political risk of operating in most of its current foreign markets is not, in the aggregate, materially greater than the risk undertaken by the Company in the United States. The recent economic turmoil in the Asian economies has increased the business risks associated with operating in this region. The Company's principal foreign assets are located in the United Kingdom and Germany.

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

ITEM 2. PROPERTIES

The Company's corporate headquarters and principal United States manufacturing facility is located at the junction of Routes 128 and 138 in Canton, Massachusetts, approximately 15 miles from Boston. On March 27, 1998, the Company sold 42 acres of excess land in Canton, Massachusetts for $13.5 million in cash. The Company believes that the remaining 24 acres are sufficient for current and future business requirements.

The Company's principal foreign facilities include 120,000 square feet of office and manufacturing space located on seven acres of Company-owned land in High Wycombe, England, approximately 30 miles west of London and 50,000 square feet of office and manufacturing space leased in Darmstadt, Germany.

The Company has 35 sales offices and demonstration centers which are located throughout the United States and in 17 foreign countries. The Company believes that all properties are adequate and suitable for its present needs.

ITEM 3. LEGAL PROCEEDINGS

The registrant and its subsidiaries are not involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

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


        NAME, AGE AND POSITION                                              BUSINESS EXPERIENCE DURING PAST 5 YEARS
        ----------------------                                              ---------------------------------------

James M. McConnell, 58                                       Mr. McConnell joined Instron Corporation in 1990 as President
President and Chief Executive Officer                        and Chief Executive Officer. From 1987 to 1990, Mr. McConnell
                                                             was President and Chief Executive Officer of Automatic
                                                             Switch Company, and from 1986 to 1987, he was President of Rosemont,
                                                             Inc. (both are wholly-owned subsidiaries of Emerson Electric Co.)

Joseph E. Amaral, 51                                         Mr. Amaral joined Instron Corporation in 1978. Since 1985, Mr.
Vice President, General Manager,                             Amaral has held positions as Corporate Technology Manager,
North America Operations                                     Corporate Product Planning Manager, and Vice President,
                                                             Corporate Technical Director. In March 1995, he was elected
                                                             Vice President, General Manager of North America Operations.

Kenneth L. Andersen, 57                                      Mr. Andersen joined Instron Corporation in 1983. Since 1983,
Vice President,                                              Mr. Andersen has held positions as Director of Software
North America Sales                                          Business Group, Director of Structures Business Group, and
                                                             Corporate Marketing Director. In 1993, he was elected Vice
                                                             President of Sales, North America

John R. Barrett, 44                                          Mr. Barrett joined Instron Corporation in 1988 as Assistant
Treasurer                                                    Treasurer. From 1979 to 1988, Mr. Barrett has held various financial management positions with Computervision Corporation. In
                                                             1993, he was elected Treasurer of the Corporation.

Jonathan L. Burr, 51                                         Mr. Burr joined Instron Corporation in 1979. He has held
Vice President, Corporate Director                           positions as Personnel Administrator, Director of Personnel, and
 of Human Resources                                          Corporate Director of Human Resources. In 1993, he was elected Vice
                                                             President, Corporate Director of Human Resources. Mr. Burr is the
                                                             son of George S. Burr, Vice Chairman of the Board of Directors.

        NAME, AGE AND POSITION                                              BUSINESS EXPERIENCE DURING PAST 5 YEARS
        ----------------------                                              ---------------------------------------

Yahya Gharagozlou, 43                                        Mr. Gharagozlou joined Instron Corporation in 1981. He has held
Vice President, Corporate Technical                          positions as Corporate Product Manager for Software, Marketing
 Director                                                    Manager, Product Planning Manager, and Director of Engineering.
                                                             In, 1996, he was elected Vice President, Corporate Technical
                                                             Director.

Arthur D. Hindman, 55                                        Mr. Hindman joined Instron Corporation in 1979. Since 1979, Mr.
Vice President and General Manager,                          Hindman has held positions as Manager, Marketing Administration;
Asia Pacific/Latin America                                   International Sales Manager, and General Manager, Asia/Latin
                                                             America. In 1993, he was elected Vice President and
                                                             General Manager, Asia Pacific/Latin America. Mr. Hindman is the
                                                             son of Harold Hindman, Chairman of the Board of Directors.

William Milliken, 44                                         Mr. Milliken joined Instron Corporation in 1997 as Vice President,
Vice President, Corporate                                    Corporate Director of Manufacturing. From 1988 to 1997, Mr. Milliken
Director of Manufacturing                                    was Director of Manufacturing for Otis Elevator's Asia division. From
                                                             1978 to 1988 he held various financial and manufacturing management positions with General Motors Corporation.

Linton A. Moulding, 45                                       Mr. Moulding joined Instron Corporation in 1985. He has held
Chief Financial Officer                                      positions as Corporate Controller, Director of US Operations,
                                                             Corporate Vice President of Manufacturing, and Vice President of
                                                             Finance and Treasurer. In 1993, he was elected Chief Financial Officer of the Corporation.

Norman Smith, 52                                             Mr. Smith joined Instron Limited in 1982 as Marketing Director
Vice President and Managing Director,                        Designate and assumed the position of Marketing Director in 1983.
of Instron Limited                                           In January 1996, he was promoted to Deputy Managing Director and was elected Vice President of Instron and Managing Director of
                                                             Instron Limited in November 1996.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the American Stock Exchange under the symbol ISN. The table below sets forth the high and low sales prices of the Common Stock and the dividends declared during the two most recent fiscal years.


                                 1998                            1997
                     ---------------------------    ------------------------------
                       Market Price      Cash          Market Price        Cash
                     ----------------  Dividends    -----------------    Dividends
                      High       Low   Declared       High      Low      Declared

First quarter       $19.188    $15.500   $.04       $13.500   $12.000       $.04
Second quarter       20.625     18.375    .04        14.250    10.750        .04
Third quarter        19.125     11.500    .04        18.875    14.000        .04
Fourth quarter       17.250     11.875    .04        19.188    15.125        .04
                                         ----                               ----

Year                $20.625    $11.50    $.16       $19.188   $10.75        $.16
                                         ====                               ====





The number of holders of record of the Company's Common Stock at December 31, 1998 was 435. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share data          1998        1997        1996        1995        1994
--------------------------------------   --------    --------    --------    --------    --------
OPERATING RESULTS
-----------------
Bookings of new orders                   $166,515    $150,020    $161,692    $155,092    $138,947
Total revenue                             183,029     155,660     153,113     150,571     136,192
Income from operations                      9,646      12,571       9,145       8,921       8,082
Income before taxes                        20,333      11,555       7,385       7,684       6,979
Net Income                                 11,459       7,164       4,582       4,995       4,537
Backlog                                    74,477      28,748      34,361      36,136      32,687
Research & development                      8,485       6,959       8,616       8,782       8,062
Earnings before interest, taxes,
depreciation and amortization (EBITDA)     27,671      18,880      15,329      15,891      13,855

FINANCIAL POSITION
------------------
Working capital                          $ 55,241    $ 41,942    $ 44,094    $ 38,259    $ 33,849
Total assets                              158,254     118,985     121,833     113,334     102,294
Total debt                                 19,632      13,659      23,919      19,875      17,818
Stockholders' equity                       79,584      66,254      62,401      56,102      51,926
Capital expenditures                        5,841       4,176       4,473       4,510       4,286

PER SHARE OF COMMON STOCK
-------------------------
Net income per basic share               $   1.72    $   1.11    $    .72    $    .79    $    .72
Net income per diluted share                 1.62        1.05         .70         .78         .72
Dividends declared                            .16         .16         .16         .15         .12
Book value                                  11.46        9.82        9.68        8.85        8.26

PERFORMANCE MEASUREMENT
-----------------------
Revenue growth                               17.6%        1.7%        1.7%       10.6%       10.9%

Pre-tax income as a % of total revenue       11.1         7.4         4.8         5.1         5.1

Effective income tax rate                    43.6        38.0        38.0        35.0        35.0

Net income as a % of total revenue            6.3         4.6         3.0         3.3         3.3

Return on average stockholders' equity       15.7        11.1         7.7         9.2         9.2

Total debt as a % of debt, plus equity       19.8        17.1        27.7        26.2        25.5

Working capital ratio                       1.9:1       2.0:1       2.2:1       1.9:1       1.9:1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The consolidated results for 1998 reflect, from the dates of acquisition, the inclusion of Satec which was acquired in August 1998 and the buyout of the remaining 49% of the IST joint venture in September 1998.

     During August 1998, the Company acquired Satec Systems, a materials testing company supplying electromechanical and servohydraulic products primarily to the metals industry. The business was acquired for $12.6 million in cash and the consolidated results of Instron reflect Satec's activity for the last five months of 1998. Satec's reported sales were $8,757,000 and net income was $356,000 for the last five months of 1998. For information purposes, Satec's annual sales for 1998 and 1997 were $18,642,000 and $17,064,000, respectively.

     IST was a joint venture company that Instron entered into in November 1996 with Carl Schenck AG in the area of structural testing. Both companies contributed their structural testing business and signed contracts to provide manufacturing, R&D and support services to the joint venture. During 1997 and the first nine months of 1998, Instron owned 51% of IST and accounted for the joint venture using the equity method of accounting. Instron's revenue from IST was $11,395,000, $6,858,000 and $519,000 for the first nine months of 1998, the total year of 1997, and the last two months of 1996, respectively. This revenue reflects the shipment of systems from Instron to IST under the terms of a manufacturing and supply agreement at substantially reduced gross margins compared to normal customer margins, and commission income earned by Instron for selling IST products. During the time that Instron owned 51% of the entity, IST had operating losses, due in part to low margin orders contributed into the joint venture, and the time and effort necessary to consolidate the operations and technology of the two contributing partners. For 1998, 1997 and 1996, Instron recorded net losses related to its 51% share of the joint venture results of $902,000, $876,000 and $69,000, respectively.

     Instron exercised its option to purchase the remaining 49% of IST for $2.7 million in cash on September 27, 1998. Upon the completion of the acquisition, the full results of operations from the IST business were included in consolidated results of Instron, representing three months of activity in 1998. IST broke even in the fourth quarter and is anticipated to make a contribution to earnings in 1999. IST's customer revenue of $18,441,000 for the fourth quarter of 1998 was included in Instron's reported results. For information purposes, IST's annual revenues were $56,619,000 and $39,777,000 in 1998 and 1997, respectively.

     Financial comparisons of the results of fiscal 1997 and 1996 are impacted by Instron's sale of its Laboratory MicroSystems division ("LMS") to Axiom Systems in April 1997. LMS's revenues were $1,237,000 in the first quarter of 1997 and $5,625,000 in 1996. LMS had no significant impact on net income in either year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

     Total revenue of $183,029,000 in fiscal 1998 increased by 17.6% from revenue of $155,660,000 in fiscal 1997 due primarily to the acquisitions of Satec and IST. Total revenue in fiscal 1997 increased by 1.7% from revenue of $153,113,000 in fiscal 1996.

     Bookings of new orders were $166,515,000 in fiscal 1998. Bookings on a pro forma basis, including the annual bookings of IST and Satec, would have been $212.7 million in 1998 compared to $220.1 million in 1997, a decrease of 3.4%. This decrease is due largely to the impact of the economic downturn in the Asian markets.

     The Company's backlog of orders was $74,477,000 at December 31, 1998, an increase of 159.1% from 1997 due primarily to the inclusion of the IST and Satec backlogs. The year end 1997 backlog decreased by 16.3% from 1996.

     The gross profit margins for the three years ended December 31, 1998 were 39.3%, 41.2% and 42.1%, respectively. The trend of decreasing margins is due principally to the impact of supplying IST with structures systems at lower than normal profit margins. Gross margins excluding LMS, IST and Satec were 44.3%, 42.7% and 42.8% in 1998, 1997 and 1996, respectively. This improvement in 1998 is due in part to improved service margins and the benefit of actions previously taken to reduce manufacturing costs.

     The 1998 selling and administrative expenses of $48,869,000 increased by 9.5% from 1997 due principally to the inclusion of expenses relating to Satec and IST. As a percentage of revenue, selling and administrative expenses decreased to 26.7% in 1998, compared to 28.7% in 1997 and 29.3% in 1996.

     Research and development expenses increased by 21.9% in 1998 and decreased by 19.2% in 1997. The increase in 1998 is due primarily to the inclusion of the development efforts of Satec and IST. The decrease in 1997 compared to 1996 resulted from certain Instron engineering resources ($2 million in 1997) being utilized to develop new products for IST in accordance with the joint venture agreement, which were reimbursed by IST. During the three years ended December 31, 1998, the Company has capitalized certain software development costs. (See
Note 1 of Notes to Consolidated Financial Statements). If research and development expenses were restated, for comparison purposes, by including capitalized software development costs as period expenses, by adjusting engineering expenses for the effect of Satec and IST and the disposition of LMS as previously discussed, research and development expenses of the ongoing business would have increased by 7.5% in 1998. As a percentage of total revenue, research and development expenditures, on a comparable basis, represented 7.0%, 6.4% and 6.4% in 1998, 1997 and 1996 respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

     Operating income decreased by 23.3% to $9,646,000 in 1998, compared to $12,571,000 in 1997 and $9,145,000 in 1996. As a percentage of total revenue, operating income represented 5.3%, 8.1% and 6.8% in 1998, 1997 and 1996 respectively. Operating income for 1998 includes a special items charge of $4,975,000 for the cost of consolidating European operations and to write down the value of non-performing assets. The Company has closed down a manufacturing plant in Germany, relocated sales and service personnel to another Instron location in Germany, and moved the manufacturing operation to the United Kingdom. The majority of these actions were completed in the fourth quarter and substantially all cash disbursements are expected to be made by the end of the first quarter of 1999. Before the effect of the special items charge, operating income in 1998 was $14,621,000 or 8.0% of total revenue and increased by 16.3% compared to 1997 due primarily to certain improved product and service margins and the positive contribution of Satec and IST in the fourth quarter.

     A non-operating pre-tax gain of $11,076,000 was recorded in the first quarter of 1998 on the sale of excess land in Canton, Massachusetts. Net interest expense decreased by 72% in 1998 and by 22% in 1997. The net decrease in both 1998 and 1997 was due to reduced interest expense resulting from lower average borrowings and was further reduced by interest income received on notes receivable and temporary bank deposits. Foreign exchange losses of $157,000 in 1998 resulted from the strengthening of the British pound against certain European currencies. Foreign exchange losses of $185,000 in 1997 resulted from the strengthening of the U.S. dollar against certain Asian currencies.

     Income before taxes was 11.1% of total revenue in 1998, compared to 7.4% in 1997 and 4.8% in 1996. Excluding the special items charge and the non-operating gain on the sale of the land in 1998, as well as the special items charge in 1996, income before taxes as a percentage of total revenue was 7.8%, 7.4% and 6.0% in 1998, 1997 and 1996, respectively. The consolidated effective tax rate was 43.6% compared to 38% in 1997 and 1996. This higher tax rate is due to certain non-deductible expenses relating to the special items charge. A detailed reconciliation of the Company's effective tax rate and the United States statutory tax rate appears in Note 6 of Notes to Consolidated Financial Statements.

     Instron reported net income of $11,459,000, or $1.62 per diluted share of common stock, for the year ended December 31, 1998, compared with $7,164,000 or $1.05 per diluted share in 1997. Net income in 1998 included a special items charge to operations of $4,975,000 ($4,232,000 net of taxes) and a non-operating gain on the sale of land of $11,076,000 ($6,867,000 net of taxes). If these special items are excluded, net income in 1998 was $8,824,000, or $1.25 per diluted share, an increase of 23.2% from 1997, due primarily to improved product and service margins, the positive contribution of Satec and IST in the fourth quarter, and a decline in net interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

     Net income in 1996 included a special items charge to operations of $1.8 million ($1.1 million net of taxes). Excluding the effect of the special items charge in 1996, net income increased by 25.6% in 1997 due primarily to increased revenues of the on-going business, a decline in interest expense and lower foreign exchange losses.

FINANCIAL CONDITION

     The Company's operating activities generated cash of $5.3 million and $17.0 million in 1998 and 1997, respectively. Investing activities used $6.8 million in 1998 and $6.2 million in 1997, while financing activities provided $6.1 million in 1998 and used $10.6 million in 1997. The Company's primary source of funds in 1998 and 1997 was net cash generated by operations, supplemented in 1998 by the net proceeds of the sale of excess land in Canton, Massachusetts. The net cash generated by operations in 1998 consisted primarily of net income, as adjusted for the non-cash effect of depreciation and amortization expense, which was partially offset by an increase in accounts receivable.

     At December 31, 1998, accounts receivable were $65.8 million compared to $48.2 million at year end 1997 which reflects higher fourth quarter revenue in 1998, and the consolidation of Satec and IST balance sheets. Inventories of $36.1 million increased by $12.1 million due to the consolidation of Satec and IST. The inventory turnover ratio increased to 2.97 from 2.87 at the end of 1997.

     The Company's principal investment activities during 1998 included the purchase of Satec for $12.6 million, the buyout of the remaining 49% of IST for $2.7 million, capital expenditures of $5.8 million, and the development of software products for $1.5 million. The Company plans to make capital expenditures of approximately $6.2 million in fiscal 1999, principally for manufacturing equipment and information systems. In addition, the Company plans to continue to develop and enhance its software products and pursue its strategy of acquisitions.

     The Company's total debt outstanding at year-end 1998 was $19.6 million compared to $13.7 million at the end of 1997. The ratio of total debt to debt plus equity, at year-end 1998 increased to 19.8% from 17.1% in 1997. The increase in debt was primarily due to funding acquisitions in 1998.

     The Company maintains a multi-currency revolving credit and term loan facility that provides for borrowings of up to $35.0 million. At December 31, 1998 the Company had outstanding domestic and international borrowings of $13.2 million and at December 31, 1997 had outstanding domestic borrowings of $7.6 million under this facility which were classified as long-term. The Company has

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION (continued)

additional overdraft and borrowing facilities for allowing advances of approximately $32.0 million of which $6.4 million and $6.1 million were outstanding and classified as short-term borrowings at December 31, 1998 and 1997, respectively.

     The Company believes its present capital resources and anticipated operating cash flows are sufficient to meet its current and future cash requirements to finance operations, capital expenditures and acquisitions.

     On March 27, 1998, the Company sold 42 acres of excess land in Canton, Massachusetts, for $13.5 million in cash.

     Approximately 22% of the Company's total orders came from Asian markets in 1997. Bookings from this region declined by 30% in 1998 compared to 1997. At the same time, however, IST doubled new order bookings in this part of the world. The current strength in North America and Europe is expected to continue in 1999, though the Company is not expecting any significant recovery in bookings from the Asian markets in 1999.

     Earnings are anticipated to maintain their upward momentum in 1999, reflecting benefits from manufacturing cost improvement programs and the full year benefit of the recent acquisitions.

     EURO CURRENCY ISSUE. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established plans to address the systems and business issues raised by the euro currency conversion.

     These issues include, among others, (i) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and (ii) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the euro currency is issued in 2002. The Company anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION (continued)

     YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT. Instron supports the exchange of information relating to the Year 2000 issue and designates the information following below as the Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. Information set forth herein regarding the Year 2000 compliance of non-Instron products and services are "republications" under the Year 2000 Information and Readiness Disclosure Act and are based on information supplied by other companies about the products and services they offer. Instron has not independently verified the contents of these republications and takes no responsibility for the accuracy or completeness of information contained in such republications.

     YEAR 2000 ISSUE READINESS DISCLOSURE. The term "Year 2000 issue" is a general term used to describe various business-related problems that may result from the improper processing by computer systems of dates after 1999. The Year 2000 issue affects virtually all companies and all organizations. The Company has identified its Year 2000 non-compliance risks in four categories: (i) internal business systems, (ii) internal electronic equipment and embedded chip technology; (iii) external non-compliance by the Company's suppliers, and (iv) software systems products supplied by the Company to its customers.

     INTERNAL BUSINESS SYSTEMS:- The Company has an active, ongoing program to insure that its business systems will be Year 2000 compliant. Instron began this program to identify and correct Year 2000 issues in 1996. In accordance with this program, the Company is following a four step process to address the Year 2000 Issue. The first stage consisted of auditing the major business systems and telecommunication switches. This stage identified a couple of minor issues but due to the installation of a new ERP system in 1996 at our two primary manufacturing sites, the exposure is minimal and is expected to be corrected by June 1999. The second stage, begun in September 1997, is an audit of all departmental systems and network operating systems. This audit is nearing completion and has formed the basis for the third stage which identifies the corrective actions required, and outlines the necessary plan of action. The final stage, which has started, will include the implementation and testing of all required modifications.

     Accordingly, the Company is confident that its internal business systems will be made Year 2000 compliant in a timely manner and in any event, no later than July 1999. The Company anticipates making capital expenditures of approximately $500,000 in 1999 to upgrade computing, networking and telecommunications systems as part of the plan to address the Year 2000 issue. Although the costs associated with identifying and implementing the necessary plan of action are not expected to be material to the Company's financial position, there can be no assurance to this effect.

     The Company has initiated an audit of the business systems of the two recent acquisitions, Satec and IST. So far, there has been no indication of any major Year 2000 issue that cannot be resolved in a timely manner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION (continued)

     INTERNAL ELECTRONIC EQUIPMENT AND EMBEDDED CHIP TECHNOLOGY:- The audit process has identified certain telecommunication equipment that needs to be upgraded to address the Year 2000 issue. The Company plans to replace this equipment by June 1999, and is currently reviewing such office and facilities equipment as machine tools, photocopiers, security systems and other systems which may be impacted by the Year 2000 issue. The Company estimates that the total cost of completing any modifications, upgrades or replacements of this equipment will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

     SUPPLIERS:- The Company has started a communication program with key suppliers of computers, equipment, parts and material used, operated and maintained by the Company. This program is intended to identify and, to the extent possible, resolve issues with suppliers involving the Year 2000 problem. However, the Company has limited or no control over the actions of these third party suppliers. Any failure of these suppliers to resolve Year 2000 issues with their systems in a timely manner could have a material adverse effect upon the Company's business, financial condition and results of operation.

     COMPANY SUPPLIED SYSTEMS AND SOFTWARE TO CUSTOMERS:- The Company believes that it has substantially identified and resolved all potential Year 2000 Issues with all of the software products that it is currently developing and marketing. Existing software on installed machines may not be Year 2000 compliant and communication programs have been initiated to advise customers on how to upgrade or replace their existing systems. Management believes that it is not possible to determine with complete certainty that all Year 2000 issues affecting the Company's products have been identified due to the complexity of these systems and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control. Any such failures to identify or remediate Year 2000 problems affecting the Company's systems and software products could have a material adverse effect upon the Company's business, financial conditions and results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION (continued)

     The information presented above sets forth the key steps taken by the Company to address the Year 2000 Issue. There can be no absolute assurance that the Company has identified all the issues, can resolve them in a timely manner, and that there will be no failures or disruptions to operations which could result in a material adverse effect upon the company's business, financial condition, results of operations, and business prospects.

     CONTINGENCY PLANS:- The Company intends to develop contingency plans for significant business risks identified by the Company that might result from Year-2000 related events. Because the Company has not yet identified any specific business function that will be materially at risk of significant Year-2000 related disruptions, and because a full assessment of the Company's risk from potential Year 2000 failures is still in process, the Company has not yet developed detailed contingency plans specific to Year 2000 problems. In the event that the Company concludes that one or more contingency plans are required, development of such contingency plans is currently scheduled to occur no later than September, 1999 or as otherwise appropriate.

QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK.

     The Company is exposed to market risk related to changes in foreign currency exchange rates. The Company enters into foreign exchange contracts to manage and reduce the impact of changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The exposures are associated with certain accounts receivable denominated in local currencies and certain foreign revenue transactions.

     At December 31, 1998, the face amount of outstanding forward currency contracts to buy and sell U.S. dollars, Japanese yen and certain European currencies was $6.3 million. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.3 million. However, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

     The hypothetical movement disclosed above was estimated by calculating the fair value of the forward currency contracts at December 31, 1998, and comparing that with those calculated using hypothetical forward currency exchange rates.

NEW ACCOUNTING PRONOUNCEMENTS.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The statement is effective for fiscal years beginning after June 15, 1999. Management is currently evaluating the effects of this change on its recording of derivatives and hedging activities. The Company will adopt SFAS No. 133 for its fiscal year ending December 31, 2000.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Internal Use Software," which provides guidance on the accounting for the costs of software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management does not expect the statement to have a material impact on its financial position or results of operations.

FORWARD LOOKING STATEMENTS.

     Certain statements contained in this Annual Report are "forward-looking" statements within the meaning of the federal securities laws and are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. No assurances can be given that actual results will not differ materially from those projected in the forward-looking statements contained in this Annual Report. Certain factors that might cause such a difference include: the level of bookings worldwide for Instron, Satec and IST, particularly in Asia; the success of the automobile industry which is the major purchaser of IST products; the operating results of Satec and IST; the impact of fluctuations in exchange rates and the uncertainties of operating in a global economy, including fluctuations in the economic conditions of the foreign and domestic markets served by the Company which can affect the demand for its products and services; the Company's ability to successfully integrate the products and operations of Satec; the impact of Year 2000 issues; and the Company's ability to identify and successfully consummate strategic acquisitions.

                               INSTRON CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998
                                     ITEM 8
          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                               INSTRON CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements included in Item 8:                                         PAGE
                                                                                              ----

Report of Independent Accountants..............................................                 23
Consolidated Statements of Income for the years ended
 December 31, 1998, 1997 and 1996..............................................                 24
Consolidated Balance Sheets as of December 31, 1998 and 1997...................                 25
Consolidated Statements of Cash Flows for the years ended December 31,
1998, 1997 and 1996............................................................                 26
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1998, 1997 and 1996..............................................                 27
Notes to Consolidated Financial Statements.....................................              28-37
Supplementary Financial Information
 (Quarterly Financial Information/1998 and 1997 - (Unaudited)..................                 38

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF INSTRON CORPORATION:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Instron Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                                 /s/ PricewaterhouseCoopers LLP
                                                 ------------------------------
Boston, Massachusetts                                PricewaterhouseCoopers LLP
February 18, 1999

                               INSTRON CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME



In thousands, except share and per share data (Years Ended December 31)           1998           1997           1996
-----------------------------------------------------------------------    -----------    -----------    -----------

Revenue:
  Sales                                                                    $   152,879    $   129,679    $   128,804
  Service                                                                       30,150         25,981         24,309
                                                                           -----------    -----------    -----------

     Total revenue                                                             183,029        155,660        153,113
                                                                           -----------    -----------    -----------

Cost of revenue:
  Sales                                                                         91,410         74,126         72,556
  Service                                                                       19,644         17,363         16,086
                                                                           -----------    -----------    -----------

     Total cost of revenue                                                     111,054         91,489         88,642
                                                                           -----------    -----------    -----------

     Gross profit                                                               71,975         64,171         64,471
                                                                           -----------    -----------    -----------

Operating expenses:

  Selling and administrative                                                    48,869         44,641         44,898
  Research and development                                                       8,485          6,959          8,616
  Special items charge                                                           4,975              0          1,812
                                                                           -----------    -----------    -----------
     Total operating expenses                                                   62,329         51,600         55,326

     Income from operations                                                      9,646         12,571          9,145
                                                                           -----------    -----------    -----------

Other (income) expense:
  Gain on sale of land                                                         (11,076)             0              0
  Interest expense                                                               1,175          1,465          1,548
  Interest income                                                                 (943)          (634)          (477)
  Foreign exchange losses                                                          157            185            689
                                                                           -----------    -----------    -----------

     Total other expenses                                                      (10,687)         1,016          1,760
                                                                           -----------    -----------    -----------

Income before income taxes                                                      20,333         11,555          7,385
Provision for income taxes                                                       8,874          4,391          2,803
                                                                           -----------    -----------    -----------

Net income                                                                 $    11,459    $     7,164    $     4,582
                                                                           ===========    ===========    ===========



Weighted average number of                                                   6,667,914      6,455,527      6,396,202
     basic common shares

Earnings per share - basic                                                 $      1.72    $      1.11    $       .72
                                                                           ===========    ===========    ===========


Weighted average number of                                                   7,066,257      6,791,801      6,524,467
     diluted common shares

Earnings per share - diluted                                               $      1.62    $      1.05    $       .70
                                                                           ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                               INSTRON CORPORATION
                           CONSOLIDATED BALANCE SHEETS


In thousands, except share data (December 31)                        1998        1997
---------------------------------------------                      --------     -------
Assets
Current assets:
     Cash and cash equivalents                                     $  7,209    $  2,566
     Accounts receivable, net of allowance for doubtful
      accounts of $800 in 1998 and $1,071 in 1997                    65,766      48,226
     Inventories                                                     36,121      24,024
     Deferred income taxes                                            3,060       3,314
     Prepaid expenses and other current assets                        2,223       3,767
                                                                   --------    --------
          Total current assets                                      114,379      81,897

     Property, plant and equipment:
     Land and buildings                                              21,254      21,796
     Machinery and equipment                                         45,217      39,627
     Accumulated depreciation                                       (42,470)    (40,216)
                                                                   --------    --------
     Property, plant and equipment, net                              24,001      21,207

     Goodwill                                                        12,384       6,423
     Deferred income taxes                                              904         806
     Other assets                                                     6,586       8,652
                                                                   --------    --------
          Total assets                                             $158,254    $118,985
                                                                   ========    ========

Liabilities and Stockholders' Equity

Current liabilities:
     Short-term borrowings                                         $  6,416    $  6,059
     Accounts payable                                                15,807      11,095
     Accrued liabilities                                             22,958      14,083
     Accrued employee compensation and benefits                       6,798       6,220
     Accrued income taxes                                                93         957
     Advance payments received on contracts                           7,066       1,541
                                                                   --------    --------
          Total current liabilities                                  59,138      39,955

Long-term debt                                                       13,216       7,600
Pension and other long-term liabilities                               6,316       5,176
                                                                   --------    --------
          Total liabilities                                          78,670      52,731
                                                                   --------    --------

Commitments and contingencies (Note 5)

Stockholders' equity:
     Preferred stock, $1 par value; 1,000,000 shares authorized;
      none issued
     Common stock, $1 par value; 10,000,000 shares authorized;
     7,051,968 and 6,823,698 shares issued, respectively              7,052       6,824
     Additional paid in capital                                       8,727       6,972
     Deferred compensation                                           (2,662)     (3,235)
     Retained earnings                                               72,496      62,097
     Accumulated other comprehensive income (loss)                   (4,699)     (5,690)
                                                                   --------    --------
                                                                     80,914      66,968
     Less:  Treasury stock at cost; 108,262 and 74,952 shares,
                   respectively                                       1,330         714
                                                                   --------    --------
          Total stockholders' equity                                 79,584      66,254
                                                                   --------    --------
          Total liabilities and stockholders' equity               $158,254    $118,985
                                                                   ========    ========


          See accompanying notes to consolidated financial statements.

                              INSTRON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



In thousands (Years Ended December 31)                                     1998         1997          1996
----------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
------------------------------------
Net income                                                               $ 11,459    $  7,164      $  4,582
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Gain on the sale of property, plant and equipment, net                (11,076)        (88)           (5)
    Depreciation and amortization                                           7,106       6,494         6,873
    Provision for losses on accounts receivable                                73          27           358
    Deferred income taxes                                                    (580)        306           299
    Changes in assets and liabilities, excluding
     the effects from purchase of businesses:
     (Increase) decrease in accounts receivable                            (6,312)     (1,335)        1,297
     (Increase) decrease in inventories                                       165       2,563          (521)
     (Increase) decrease in prepaid expenses and
      other current assets                                                  2,055      (2,028)          151
     Increase (decrease) in accounts payable and
      accrued expenses                                                      3,097       3,477        (3,894)
     Other                                                                   (711)        409           684
                                                                         --------    --------      --------
     Net cash provided by operating activities                              5,276      16,989         9,824
                                                                         --------    --------      --------

Cash Flows From Investing Activities
------------------------------------

Capital expenditures                                                       (5,841)     (4,176)       (4,473)
Joint venture investment                                                        0           0        (6,926)
Purchase of businesses, net of cash acquired                              (13,086)     (2,010)            0
Proceeds from the sale of property, plant and equipment                    13,684         376           224
Capitalized software costs                                                 (1,490)       (637)       (1,144)
Other                                                                         (31)        220           156
                                                                         --------    --------      --------
     Net cash used by investing activities                                 (6,764)     (6,227)      (12,163)
                                                                         --------    --------      --------

Cash Flows From Financing Activities
------------------------------------

Net borrowings under revolving credit and term
 loan facility                                                              5,609      (9,730)        6,068
Net short-term borrowings                                                     199        (173)       (2,785)
Cash dividends paid                                                        (1,060)     (1,064)       (1,024)
Proceeds from stock option exercises                                        1,983         348           861
Treasury stock purchases                                                     (616)          0             0
                                                                         --------    --------      --------
     Net cash provided (used) by financing activities                       6,115     (10,619)        3,120
                                                                         --------    --------      --------
Effect of exchange rate changes on cash                                        16        (118)          116
                                                                         --------    --------      --------
Net increase in cash and cash equivalents                                   4,643          25           897
Cash and cash equivalents at beginning of year                              2,566       2,541         1,644
                                                                         --------    --------      --------
Cash and cash equivalents at end of year                                 $  7,209    $  2,566      $  2,541
                                                                         ========    ========      ========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid during the year for:
    Interest                                                             $  1,430    $  1,671      $  1,730
    Income taxes                                                            9,145       3,041         2,286

Supplemental Disclosures of Noncash Investing and Financing Activities
----------------------------------------------------------------------

Fair value of assets acquired                                            $ 28,229    $  2,649      $      0
Cash paid                                                                  15,312       2,010             0
                                                                         --------    --------      --------
Liabilities incurred or assumed in
 business acquisitions                                                   $ 12,917    $    639      $      0
                                                                         ========    ========      ========
Note receivable on sale of business                                      $      0    $  3,000      $      0
                                                                         ========    ========      ========







          See accompanying notes to consolidated financial statements.

                               INSTRON CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                       Accumulated                Total
                                                Additional                                other                   stock-
                                        Common    paid in     Deferred      Retained  comprehensive  Treasury    holders'
In thousands, except share data          stock    capital   Compensation    earnings  income (loss)    stock      equity
------------------------------------    ------  ----------  ------------    --------   ------------  --------    --------

Balance at December 31, 1995            $6,415    $2,538       $    0       $52,439      $(4,576)    $ (714)     $56,102
 Net income                                                                   4,582                                4,582
 Other comprehensive income (loss)                                                         1,660                   1,660
                                                                                                                  ------
Comprehensive income                                                                                               6,242
Cash dividends declared
      ($.16 per share)                                                       (1,024)                              (1,024)
104,366 shares issued under
 employee stock option plans               105       976                                                           1,081

------------------------------------    ------    ------      -------       -------      -------     ------       ------

Balance at December 31, 1996             6,520     3,514            0        55,997       (2,916)      (714)      62,401
 Net income                                                                   7,164                                7,164
 Other comprehensive income (loss)                                                        (2,774)                 (2,774)
                                                                                                                  ------
Comprehensive income                                                                                               4,390
Cash dividends declared
 ($.16 per share)                                                            (1,064)                              (1,064)
33,511 shares issued under
 employee stock option plans                34       314                                                             348
Restricted stock grants issued
 during the year                           270     3,144       (3,414)                                                 0
Compensation expense recognized
 under the 1992 Stock Incentive Plan                              179                                                179

------------------------------------    ------    ------      -------       -------      -------     ------       ------

Balance at December 31, 1997             6,824     6,972       (3,235)       62,097       (5,690)      (714)      66,254
 Net income                                                                  11,459                               11,459
 Other comprehensive income (loss)                                                           991                     991
                                                                                                                  ------
Comprehensive income                                                                                              12,450
Cash dividends declared
 ($.16 per share)                                                            (1,060)                              (1,060)
228,270 shares issued, net, under
 employee stock option plans               228     1,755                                                           1,983
Purchase of 33,310 treasury shares                                                                     (616)        (616)
Compensation expense recognized
 under the 1992 Stock Incentive Plan                              573                                                573

------------------------------------    ------    ------      -------       -------      -------     ------       ------

Balance at December 31, 1998            $7,052    $8,727      $(2,662)      $72,496      $(4,699)   $(1,330)     $79,584
                                        ======    ======      =======       =======      =======    =======      =======

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of all domestic and foreign subsidiaries. Significant intercompany transactions and balances are eliminated. Certain reclassifications were made to prior years' amounts to conform with the 1998 presentation.

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

FOREIGN CURRENCY TRANSLATION Assets and liabilities of the Company's principal foreign operations are translated at exchange rates prevailing at the end of the period. Income statement items are translated using average quarterly exchange rates. Translation gains or losses are included in accumulated other comprehensive income (loss) and are reported in income only if the underlying foreign investment is sold or liquidated.

FOREIGN EXCHANGE RISK MANAGEMENT The Company regularly enters into forward contracts primarily denominated in Japanese yen and certain European currencies to hedge firm sales and purchase commitments. Forward currency contracts have maturities of less than one year. These contracts are used to reduce the Company's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. The Company does not engage in currency speculation. The Company's policy is to defer gains and losses on these contracts until the corresponding losses and gains are recognized on the items being hedged. Both the contract gains and losses and the gains and losses on the items being hedged are included in selling and administrative expenses. The unrealized losses were not material in 1998 and 1997 as the fair value of these contracts were approximately equal to the fair value of the underlying exposures.

At December 31, 1998, the face amount of outstanding forward currency contracts to sell U.S. dollars for non U.S. currencies was $3.2 million, Japanese yen for German deutschemarks was $1.9 million and French francs for British pounds was $0.7 million. At December 31, 1998, the face amount of outstanding forward currency contracts to buy German deutschemarks for U.S. dollars was $2.4 million, German deutschemarks for Japanese yen $1.9 million, British pounds for U.S. dollars was $0.9 million, British pounds for French francs was $0.7 million and British pounds for German deutschemarks was $0.4 million.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

INVENTORIES Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is used for certain inventories in the United States and Asian branches. The Company uses the first-in, first-out (FIFO) method for all other locations.

GOODWILL AND INTANGIBLE ASSETS. Intangible assets are stated at cost and amortized using the straight-line method over the assets estimated useful lives which range from 4 to 10 years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate the carrying value of the assets may not be recoverable. Impairment of purchased technology amounts and goodwill is measured on the basis of whether anticipated future undiscounted operating cash flows expected from the acquired business will recover the recorded respective intangible asset balances over the remaining amortization period. At December 31, 1998, no amounts have been determined impaired. Amortization of goodwill and other intangibles was $2,295,000, $1,974,000 and $2,254,000 in 1998, 1997
and 1996, respectively.

PROPERTY, PLANT AND EQUIPMENT Depreciation is computed principally using the straight-line method over the estimated useful lives of 10 to 25 years for land improvements, 10 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Maintenance and repairs are expensed as incurred. Depreciation expense was $4,239,000, $4,341,000 and $4,619,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Upon retirement or disposition, the cost and related accumulated depreciation of the assets disposed of are removed from the accounts, with any resulting gain or loss included in operations. On March 27, 1998, the Company sold 42 acres of excess land in Canton, Massachusetts for $13.5 million.

SOFTWARE DEVELOPMENT COSTS Certain software development costs are capitalized and then amortized over future periods. Amortization of capitalized software costs is computed on a product-by-product basis over the estimated economic life of the product, generally three years. Unamortized software costs included in other assets were $2,272,000, $1,574,000 and $2,473,000 at December 31, 1998,
1997 and 1996, respectively.

Software development costs of $1,490,000, $637,000 and $1,144,000 were capitalized during 1998, 1997 and 1996, respectively. The amounts amortized and charged to expense in 1998, 1997 and 1996 were $792,000, $725,000, and
$1,350,000, respectively.

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

Provisions are made for the U.S. income tax liability on earnings of foreign subsidiaries, except for locations where the Company has designated earnings to be permanently invested. Such earnings amounted to approximately $22,803,000 at year-end 1998.

EARNINGS PER SHARE. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of common share equivalents outstanding using the "treasury stock method."

The following is a reconciliation of the basic and diluted EPS calculations:

In thousands, except per share data               1998      1997      1996
-----------------------------------            --------  -------   -------

Net Income                                     $11,459   $ 7,164   $ 4,582
                                               =======   =======   =======
     Weighted average number of common
      shares outstanding - basic                 6,668     6,456     6,396
     Dilutive effect of stock options
      outstanding                                  398       336       128
                                               -------   -------   -------
     Weighted average of common and dilutive
      shares - diluted                           7,066     6,792     6,524
                                               =======   =======   =======

     BASIC EARNINGS PER SHARE                  $  1.72   $  1.11   $  0.72
                                               =======   =======   =======

     DILUTED EARNINGS PER SHARE                $  1.62   $  1.05      0.70
                                               =======   =======   =======

At December 1998, 4,500 Options were not included in the calculation of diluted earnings per share as they were antidilutive.

FAIR VALUE. The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt. The carrying amounts of these instruments approximates fair value.

COMPREHENSIVE INCOME (LOSS). In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," which is effective for periods beginning after December 15, 1997. The statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The statement requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted SFAS 130 in the accompanying financial statements.

PENSION PLAN. In February 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for periods beginning after December 15, 1997. The statement standardizes employer disclosure requirements about pension and other postretirement benefit plans by requiring additional information on changes in the benefit obligations and fair values of plan assets and eliminating certain disclosures that are no longer useful. It does not change the measurement of recognition of those plans. The Company has adopted SFAS 132 in the accompanying financial statements.

2. INDUSTRY SEGMENT AND FOREIGN OPERATIONS

SFAS 131 establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas, and major customers. The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that is has two operating segments: Materials Testing and Structural Testing.

Instron's Materials Testing business manufactures and markets material testing instruments (electromechanical, sevohydraulic, hardness and impact), software and accessories. The structural testing business manufactures and markets systems for simulating real-life testing of components and products. The economic characteristics, production processes, core technology, types and classes of customers, method of distribution and regulatory environments are similar for both of these operating segments which operate within the material testing industry. As a result of these similarities, both segments have been aggregated into one reporting segment for financial statement purposes.

The following table summarizes the Company's operations by significant geographic location for the years ended December 31:

In thousands                                       1998         1997         1996
----------------------------------            ---------    ---------    ---------

REVENUE, INCLUDING INTERAREA SALES
              United States                   $ 102,860    $  76,314    $  70,924
              Germany                            26,293       14,484       15,619
              Other Europe                       54,395       52,393       49,294
              Asia/Latin America                 31,335       40,004       39,077
              Other international                 3,552        3,868        3,404
              Eliminations                      (35,406)     (31,403)     (25,205)
                                              ---------    ---------    ---------
                Total revenue                 $ 183,029    $ 155,660    $ 153,113
                                              =========    =========    =========

IDENTIFIABLE ASSETS AT YEAR-END
              United States                   $  64,903    $  38,384    $  38,654
              Germany                            22,983        6,771        8,180
              Other Europe                       38,546       35,903       37,091
              Asia/Latin America                 18,232       18,645       19,149
              Other international                 1,965        2,072        2,499
              Corporate                          13,335       18,066       16,938
              Eliminations                       (1,710)        (856)        (678)
                                              ---------    ---------    ---------
                Total assets                  $ 158,254    $ 118,985    $ 121,833
                                              =========    =========    =========

Total assets in the United Kingdom in 1998, 1997 and 1996 were $24,227,000, $24,883,000 and $24,475,000, respectively.

Sales between geographic areas in 1998, 1997 and 1996, respectively, consisted primarily of $20,023,000, $13,091,000 and $11,337,000 from the United States and $15,204,000, $18,168,000 and $13,706,000 from European operations. Transfers between geographic areas are at manufacturing cost plus a markup factor.

3.   INVENTORIES

Inventories at December 31 were as follows:

In thousands                               1998      1997
-----------------                       -------   -------
Raw materials                           $13,257   $12,742
Work in process                          16,560     5,156
Finished goods                            6,304     6,126
                                        -------   -------
  Total inventory                       $36,121   $24,024
                                        =======   =======


Inventories valued at LIFO amounted to $9,056,000 and $9,395,000 at December 31, 1998 and 1997, respectively. The excess of current cost over stated LIFO value was $5,205,000 at December 31, 1998 and $5,247,000 at December 31, 1997.

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

Facility fees under this agreement are 1/4 of 1% per annum. The Company has met the various covenants in the agreement, the most restrictive of which requires a minimum level of tangible net worth. At December 31, 1998 and 1997, respectively, outstanding domestic borrowings of $8,375,000 and $7,600,000 with a weighted average interest rate of 6.10% and 6.61%, and outstanding European borrowings of $4,841,000 in 1998 with a weighted average interest rate of 4.75%, were classified as long-term debt. Long-term debt maturing under the credit agreement in each of the five years subsequent to December 31, 1998, assuming outstanding borrowings at December 31, 1998 are unchanged at April 2000, is $2,478,000 in 2000, $3,304,000 in 2001, 2002 and 2003.

The Company's subsidiaries have other overdraft and borrowing facilities allowing advances up to approximately $32,000,000. At December 31, 1998, the outstanding portion of these facilities was $6,416,000, due currently. Bank guarantees outstanding at December 31, 1998, for which the Company is contingently liable, amounted to $10,976,000 and relate principally to performance contracts.

5.   OPERATING LEASE COMMITMENTS

Rental expense amounted to $3,998,000, $3,697,000 and $3,348,000 for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, minimum annual commitments under noncancellable operating leases with terms of more than one year are:

                                                                                     Later
 In thousands               1999       2000       2001       2002        2003        Years
----------------------------------------------------------------------------------------------

                          $3,842     $3,094     $2,483     $1,245        $601        $1,033


6.   INCOME TAXES

The significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:

In thousands                              1998          1997
-------------------------------------------------------------
Employee benefits                      $ 4,634       $ 3,986
Inventories                              3,280         2,734
Accrued expenses                         1,305           632
                                       -------       -------
   Total deferred assets                 9,219         7,352
                                       -------       -------
Accrued expenses                          (246)         (360)
Fixed assets                            (1,517)       (1,400)
Capitalized software costs
  and intangibles                       (3,002)         (982)
                                       -------       -------
   Total deferred liabilities           (4,765)       (2,742)
                                       -------       -------
Valuation reserve                         (490)         (490)
                                       -------       -------
   Total net deferred assets           $ 3,964       $ 4,120
                                       =======       =======

A valuation reserve has been established where, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance relates primarily to foreign tax benefits.

The components of income before income taxes consisted of the following:

In thousands                              1998          1997          1996
--------------------------------------------------------------------------
Domestic                               $17,775       $ 5,664        $2,996
Foreign                                  2,558         5,891         4,389
                                       -------       -------        ------
     Total                             $20,333       $11,555        $7,385
                                       =======       =======        ======

Income tax provisions (credits) were as follows:

In thousands                                    1998       1997       1996
--------------------------------------------------------------------------
Currently payable:
     Federal                                  $6,441     $1,701     $  609
     Foreign                                   1,896      2,090      1,486
     State                                       381        172        314
                                              ------     ------     ------
                                               8,718      3,963      2,409
                                              ------     ------     ------
Deferred, net:
     Federal & State                             139       518        215
     Foreign                                      17       (90)       179
                                              ------     ------     ------
                                                 156       428        394
                                              ------     ------     ------
     Total provision for income taxes         $8,874     $4,391     $2,803
                                              ======     ======     ======

The provisions for income taxes varied from the United States statutory rate of 35% for 1998 and 34% for 1997 and 1996 principally because of the tax effect of the following:

In thousands                                     1998       1997       1996
---------------------------------------------------------------------------
Tax provision at United States
     statutory rate                            $7,117     $3,929     $2,511
Effect of earnings of foreign operations
     subject to different tax rates             1,019         (2)       199
State taxes, net of federal
     income tax benefit                           247        114        208
Benefit of Foreign Sales Corporation              (76)       (68)      (195)
Goodwill amortization                              --        356         97
All other, net                                    567         62        (17)
                                               ------     ------     ------
     Total tax provision                       $8,874     $4,391     $2,803
                                               ======     ======     ======

                                      33

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

Net periodic pension costs include the following components:

                                               1998                            1997                            1996
                                     ------------------------        ------------------------        ------------------------
In thousands                            U.S.     U.K.   Japan           U.S.     U.K.   Japan           U.S.     U.K.   Japan
----------------------------------   -------  -------  ------        -------  -------  ------        -------  -------  ------

Service cost                         $ 1,122  $ 1,749  $  222            961  $ 1,357  $  231        $   936  $ 1,158  $  257
Interest cost                          1,911    2,278     171          1,799    1,990     201          1,648    1,690     206
Expected return on plan assets        (2,077)  (2,971)      0         (1,914)  (2,742)      0         (1,682)  (2,576)      0
Amortization of transition asset
 (liability)                              (9)     (76)     18             (9)     (75)     19             (9)    ( 72)     21
Amortization of prior service cost        44      (73)      0             44      (89)      0             44      (91)      0
Amortization of unrecognized
 (gain) loss                               2        0       0              1      (59)      0              1      130       0
Settlement gain                            0        0    (118)             0        0       0              0        0       0
                                     -------  -------  ------        -------  -------  ------        -------  -------  ------
     Net periodic pension cost       $   993  $   907  $  293        $   882  $   382  $  451        $   938  $   239  $  484
                                     =======  =======  ======        =======  =======  ======        =======  =======  ======

Assumptions used in the accounting for the Company's U.S., U.K., and Japan plans at December 31 were:
                                                1998                            1997                             1996
                                       ------------------------         ----------------------          -----------------------
                                       U.S.      U.K.     Japan         U.S.     U.K.    Japan          U.S.      U.K.    Japan
------------------------------         ----      ----     -----         ----     ----    -----          ----      ----    -----

Weighted average discount rate          6.75%     5.5%    4.0%           7.0%     6.5%    5.0%           7.5%     8.0%    6.0%
Rates of increase in
 compensation levels                    4.25      4.0     3.0            4.5     4.75     4.0            5.0      5.5     5.0
Expected long-term rate of
 return on assets                        9.0     7.25     0.0            9.0     8.75     0.0            9.0      9.5     0.0

The following is a reconciliation of the Projected Benefit Obligation as of December 31:
                                                1998                            1997                            1996
                                ------------------------------     ------------------------------    ---------------------------
In thousands                       U.S.      U.K.       Japan          U.S.     U.K.     Japan          U.S.     U.K.   Japan
----------------------------    ------------------------------------------------------------------------------------------------

Projected benefit obligation
 at prior year end             $ 26,209    $ 33,222    $  3,221    $ 23,246    $ 24,681    $3,404    $ 21,134  $ 20,167   $3,327
Service cost                      1,122       1,749         222         961       1,357       231         936     1,159      257
Interest cost                     1,911       2,278         171       1,799       1,990       201       1,648     1,690      206
Actuarial (gain) loss             1,170       1,160        (102)        989       7,019      (205)        201       287        4
Benefits paid                      (871)     (1,437)          0        (786)     (1,288)      (10)       (673)   (1,246)      (4)
Plan amendments                       0         262           0           0         287         0           0        94        0
Settlement                            0           0        (872)          0           0         0           0       244        0
Foreign currency gain (loss)          0         180         400           0        (824)     (400)          0     2,286     (386)
                               --------    --------    --------    --------    --------    ------    --------  --------   ------
Projected Benefit Obligation
 at year end                   $ 29,541    $ 37,414    $  3,040    $ 26,209    $ 33,222    $3,221    $ 23,246  $ 24,681   $3,404
                               ========    ========    ========    ========    ========    ======    ========  ========   ======

The following is a reconciliation of the beginning and ending balances of the fair value of Plan assets at December 31:
                                                1998                            1997                            1996
                                -------------------------------    ----------------------------    ---------------------------
In thousands                    U.S.         U.K.       Japan        U.S.        U.K.     Japan      U.S.        U.K.    Japan
----------------------------   --------    --------    --------    --------    --------   -----    --------    --------  -----
Fair value of plan assets
 at prior year end             $ 26,650    $ 33,522    $      0    $ 24,865    $ 29,748    $  0    $ 21,556    $ 24,466    $ 0
Actual return on plan assets      3,667       5,475           0       2,546       4,812       0       2,655       2,576      0
Employer contributions               24       1,334         551          25       1,288      10       1,327       1,195      4
Benefits paid                      (871)     (1,437)       (551)       (786)     (1,288)    (10)       (673)     (1,246)    (4)
Foreign currency gain (loss)          0         184           0           0      (1,038)      0           0       2,757      0
                               --------    --------    --------    --------    --------    ----    --------    --------    ---
Fair value of plan assets
 at year end                   $ 29,470    $ 39,078    $      0    $ 26,650    $ 33,522    $  0    $ 24,865    $ 29,748    $ 0
                               ========    ========    ========    ========    ========    ====    ========    ========    ===

The funded status of the Company's U.S., U.K. and Japan plans and amounts recognized in the consolidated Balance Sheet at December 31 were:

                                                1998                          1997                           1996
                                     -------------------------     --------------------------     --------------------------
In thousands                           U.S.     U.K.    Japan        U.S.     U.K.     Japan        U.S.     U.K.  Japan
----------------------------------------------------------------------------------------------------------------------------

Projected benefit obligation
 in excess of (less than)
 plan assets                         $   71   $(1,664)  $3,040     $ (441)  $  (300)  $ 3,221     $(1,619)  $(5,067)  $3,404
Unrecognized asset (liability)
 at transition                           48       465     (243)        57       538      (229)         66       637     (278)
Unrecognized prior service cost        (461)      737                (505)    1,066         0        (549)    1,498        0
Unrecognized gain (loss)              4,104       163      648      3,683    (1,177)      259       4,038     4,011       77
                                     ------   -------   ------     ------   -------   -------     -------   -------   ------

Pension liability included assets
 in Consolidated Balance Sheet       $3,762   $  (299)  $3,445     $2,794   $   127   $ 3,251     $ 1,936   $ 1,079   $3,203
                                     ======   =======   ======     ======   =======   =======     =======   =======   ======

The expense of all pension plans for 1998, 1997 and 1996 was $2,193,000, $1,715,000, and $1,661,000, respectively. The Company also sponsors a Savings and Security Plan for all U.S. employees. The plan (in accordance with section 401(k) of the Internal Revenue Code) offers participating employees a program of regular savings and investment, funded by their own contributions and those of the Company. The amount charged to operating expense for this plan was $582,000, $530,000 and $523,000 in 1998, 1997 and 1996, respectively.

8.   STOCK OPTION PLANS

The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company has two stock options plans currently in effect under which future grants may be issued: the 1992 Stock Incentive Plan and the 1979 Non-Qualified Plan. A total of 1,391,500 shares has been authorized by the Company for grants of options or shares. Stock Options granted during 1998, 1997 and 1996 generally have a maximum term of eight years and vest equally over four years.

A summary of the Company's stock option activity for the years ended December 31 follows:

                                                        Weighted
                                      Number             Average
                                    of Options        Exercise Prices
---------------------------------------------------------------------
Outstanding at
December 31, 1995                    881,450             $10.80
Granted, 1996                        225,750              13.51
Exercised, 1996                     (112,726)              9.91
Terminated, 1996                     (15,750)             12.59
                                    --------

Outstanding at
December 31, 1996                    978,724              11.49
Granted, 1997                          5,000              12.25
Exercised, 1997                      (37,385)             11.02
Terminated, 1997                     (13,000)             12.43
                                    --------


     Outstanding at
     December 31, 1997                    933,339              11.51
     Granted, 1998                         77,250              16.71
     Exercised, 1998                     (260,848)              9.92
     Terminated, 1998                     (24,937)             13.90
                                         --------
     Outstanding at
     December 31, 1998                    724,804             $12.55
                                         ========

At December 31, 1998, 1997 and 1996, respectively, there were 502,735, 656,902 and 526,045 options exercisable with a weighted average exercise price of $11.84, $10.94 and $10.58. Exercise prices for options outstanding as of December 31, 1998, ranged from $10.00 to $19.625. The weighted average remaining contractual life of those options is 4.3 years.

The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $7.39, $5.04 and $5.79 per option, respectively. The fair value of these options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.07%, 5.70% and 6.50%; dividend yields of 0.97%, 1.31% and 1.19%; volatility factors of the expected market price of the Company's common stock of .35, .31 and .30; and a weighted average expected life of the options of 7.9, 8.0 and 7.8 years.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                            1998     1997     1996
                                         -------   ------   ------
     Net income - pro forma              $10,871   $6,691   $4,105

     Earnings per share - basic          $  1.63   $ 1.04   $  .64

     Earnings per share - diluted        $  1.54   $  .99   $  .63

The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

On May 14, 1997 and October 29, 1997, respectively, the Company issued 250,000 and 20,500 shares of restricted stock to key employees, which resulted in $3,414,000 of non-cash deferred compensation to be recognized as operating expense over a seven year period. Vesting is accelerated upon change in control or if certain performance criteria are met.

9.   ACQUISITIONS

On August 4, 1998, the Company acquired substantially all the assets of Satec Systems, Inc. of Grove City, Pennsylvania, for approximately $12.6 million in cash. Satec is a manufacturer of a range of materials testing equipment sold primarily in the United States with annual sales of approximately $18.0 million. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. In conjunction with this acquisition the Company recorded $7.2 million of goodwill which is being amortized over ten years. The operating results of Satec have been included in the Company's consolidated results of operations from the date of acquisition.

On September 27, 1998, the Company acquired the remaining 49% interest in IST from Carl Schenck A.G. of Darmstadt, Germany for $2.7 million in cash. The book value of net assets acquired were equal to the consideration paid. IST has become a world-class structures testing business with sales of more than $55 million in 1998. This additional investment has been accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The operations of IST for the fourth quarter of 1998 have been consolidated into the Company's results of operations from the date of acquisition. Prior to this acquisition the Company accounted for its 51% interest in IST under the equity method of accounting.

10.       NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The statement is effective for fiscal years beginning after June 15, 1999. Management is currently evaluating the effects of this change on its recording of derivatives and hedging activities. The Company will adopt SFAS No. 133 for its fiscal year ending December 31, 2000.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Internal Use Software," which provides guidance on the accounting for the costs of software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. This statement does not have a material impact on the Company's financial position or results of operations.

11.       SPECIAL ITEMS CHARGES

During the first quarter of 1998, the Company recorded a special items charge to operations to undertake a consolidation of its European operations and write-down the value of certain non-performing assets. A pre-tax charge of $4,975,000 was taken in the quarter ended March 28, 1998 to cover these actions. The special items charge includes termination benefits, the costs to exit a manufacturing facility, other asset impairments and other related costs. The Company has closed down a manufacturing plant in Germany, relocated sales and service support personnel to another Instron location in Germany and has moved the manufacturing operation to the United Kingdom. During 1998 the Company paid $1.4 million for termination benefits and related costs and $1.6 million for the costs to shutdown and exit a manufacturing facility in Germany. In addition, the Company wrote-off $1.0 million of non-performing assets in 1998, primarily relating to its interest in Lightspeed Simulation Systems. The balance of the Special Items reserve relates primarily to the Company's obligation under a long-term lease agreement in Germany, partially offset by estimated income under a sub-lease arrangement.

In March 1996, the Company recognized a $1,812,000 special items charge to implement a work force reduction and consolidate certain manufacturing operations.

                       SUPPLEMENTARY FINANCIAL INFORMATION
                            QUARTERLY FINANCIAL DATA
                           (quarterly data unaudited)

                                           Quarter     Quarter     Quarter     Quarter
  In thousands, except per share data         1           2           3           4          Year
  -------------------------------------------------------------------------------------------------

  1998:
  Total revenue                            $33,869     $37,761     $43,331     $68,068     $183,029
  Gross profit                              13,742      15,734      16,718      25,781       71,975
  Income before income taxes                 8,159       2,914       3,403       5,857       20,333
  Net income                                 3,911       1,807       2,110       3,631       11,459
  Earnings per share - basic*                 0.60        0.27        0.32        0.54         1.72
  Earnings per share - diluted                0.55        0.25        0.30        0.52         1.62
  -------------------------------------------------------------------------------------------------

  1997:
  Total revenue                            $36,023     $37,124     $35,996     $46,517     $155,660
  Gross profit                              14,706      15,127      15,008      19,330       64,171
  Income before income taxes                 1,482       2,376       2,966       4,731       11,555
  Net income                                   919       1,470       1,842       2,933        7,164
  Earnings per share - basic                  0.14        0.23        0.29        0.45         1.11
  Earnings per share - diluted*               0.14        0.22        0.26        0.42         1.05
  -------------------------------------------------------------------------------------------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The response to this item is contained in part under the caption, "Executive Officers of the Registrant", in Part I hereof, and the remainder is contained under the captions, "Information Regarding the Board of Directors' Nominees and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

 The information contained under the captions "Summary Compensation Table," "Severance and Other Agreements," "Pension Plans," "Stock Option Plans" and "Stock Performance Graph" in the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information contained under the caption "Information Regarding the Board of Directors' Nominees and Directors" in the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)1.    FINANCIAL STATEMENTS

         The following consolidated financial statements are included in
Item 8:

         Consolidated statements of income for the
          years ended December 31, 1998, 1997 and 1996
         Consolidated balance sheets at
          December 31, 1998 and 1997
         Consolidated statements of cash flows for the
          years ended December 31, 1998 1997 and 1996
         Consolidated statements of stockholders' equity
          for the years ended December 31, 1998, 1997 and 1996
         Notes to consolidated financial statements

(a)2.    FINANCIAL STATEMENT SCHEDULE
                                                                      Schedule
                                                          Page         Number
                                                          ----        --------
         Report of Independent Accountants on
          financial statement schedule                     44
         Consolidated valuation accounts                   45           II

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

10(d) 1992 Stock Incentive Plan, incorporated by reference to Exhibit 10(b) of Form 10-K for the year ended December 31, 1991.

10(e) Form of Executive Severance Agreement, dated as of December 8, 1993, between the Company and one key employee, incorporated by reference to
         Exhibit 10(f) on Form 10-K for the year ended December 31, 1993.

10(f) Form of Executive Severance Agreement, dated as of December 8, 1993, between Instron Limited, the Company and two key employees, incorporated by reference to Exhibit 10(h) on Form 10-K for the year ended December 31, 1993.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

10(g) Form of Executive Severance Agreement entered into between the Company and one key employee, incorporated by reference to exhibit 10(l) on Form 10-K for the year ended December 31, 1997.

10(h) Form of Executive Severance Agreement entered into among Instron Limited, the Company and one key employee, incorporated by reference to exhibit 10(m) on Form 10-K for the year ended December 31, 1997.

10(i) Executive Severance Agreement entered into by the Company and James M. McConnell, dated May 14, 1998.

10(j) Form of Executive Severance Agreement entered into by the Company and each of Linton A Moulding, Joseph E. Amaral, William J. Milliken, Yahya Gharagozlou and five other executive officers, in each case dated
         May 14, 1998.

10(k) Lease Agreement, dated as of March 31, 1998, by and between Schenck Immobilien & Services GmbH and Instron Schenck Testing Systems GmbH.

10(l) Strategic Alliance Agreement between Instron Corporation, Instron Partners, Instron GmbH, Instron Schenck Testing Systems GmbH, Instron Schenck Testing Systems, and Carl Schenck AG, Schenck Atis GmbH, Schenck Pegasus Testing Inc., Schenck Fertigungs GmbH, executed September 24, 1998 and effective as of September 27, 1998.

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



INSTRON CORPORATION                           Date: March 30, 1999
   (Registrant)


By: /s/ James M. McConnell                    By: /s/ Linton A. Moulding
    -------------------------------------         ------------------------------
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


/s/ Harold Hindman               Chairman of the Board            March 30, 1999
------------------------
Harold Hindman


/s/ George S. Burr             Vice Chairman of the Board         March 30, 1999
------------------------
George S. Burr



/s/ James M. McConnell     President, Chief Executive Officer     March 30, 1999
------------------------             and Director
James M. McConnell


/s/ John W. Lacey                       Director                  March 30, 1999
------------------------
John W. Lacey


/s/ Dennis J. Moore                     Director                  March 30, 1999
------------------------
Dennis J. Moore


/s/ Sheldon Rutstein                    Director                  March 30, 1999
Sheldon Rutstein


/s/ John F. Smith                       Director                  March 30, 1999
------------------------
John F. Smith


/s/ Richard W. Young                    Director                  March 30, 1999
------------------------
Richard W. Young

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENTS SCHEDULE


To the Board of Directors and Stockholders of Instron Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 18, 1999 included in this Annual Report on Form 10-K also included an audit of the financial statement schedule noted in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                            /s/ PricewaterhouseCoopers  LLP
                                            ------------------------------------
                                            PricewaterhouseCoopers  LLP

Boston, Massachusetts
February 18, 1999

                                                                     SCHEDULE II




                               INSTRON CORPORATION
                         CONSOLIDATED VALUATION ACCOUNTS


                                                                     (A)
                                                                  Effect of
                                Balance at        Additions        Foreign
                                 Beginning        Charged to       Currency           (B)           Balance at
Description                      of Year          Operations     Translation       Deductions      End of Year
----------------------------    ----------        ----------     -----------        --------       -----------
Allowance for doubtful
 accounts:

Year ended December 31, 1998    $1,071,000         $146,000        $(43,000)        $374,000        $  800,000
                                ----------         --------        --------         --------        ----------

Year ended December 31, 1997    $1,107,000         $ 27,000        $(56,000)        $  7,000        $1,071,000
                                ----------         --------        --------         --------        ----------

Year ended December 31, 1996    $1,040,000         $358,000        $ 27,000         $318,000        $1,107,000
                                ----------         --------        --------         --------        ----------



(A) Included in "Additions Charged to Operations" for the year ended December 31, 1998, is 73,000 for allowance for doubtful accounts recorded in conjunction with the acquisitions of Satec and IST.


(B) Uncollected receivables written off, net of recoveries and deduction due to the disposal of LMS in 1997.