Form 10-Q
period 1999-04-03
INSTRON CORP
filed 1999-05-18
CIK 50716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended APRIL 3, 1999
                                                 -------------

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
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                  organization)                              Identification No.)

                100 Royall Street
              Canton, Massachusetts                                02021
     (Address of Principal executive offices)                    (Zip Code)


                                 (781) 828-2500
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
     to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

       The number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1999.

                  Common Stock, $1 par value - 6,978,448 shares

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I
                              INSTRON CORPORATION
                       Consolidated Statements of Income
                                  (Unaudited)
                (In thousands, except share and per share data)

                                                       Three Months Ended
                                                 ------------------------------
                                                 April 3, 1999   March 28, 1998
                                                 ------------------------------

Revenue:
     Sales                                         $    40,377      $    27,504
     Service                                             8,368            6,365
                                                   -----------      -----------
         Total revenue                                  48,745           33,869
                                                   -----------      -----------

Cost of revenue:
     Sales                                              23,026           15,603
     Service                                             5,828            4,524
                                                   -----------      -----------
         Total cost of revenue                          28,854           20,127
                                                   -----------      -----------

         Gross Profit                                   19,891           13,742
                                                   -----------      -----------

Operating expenses:
     Selling and administrative                         14,489           10,061
     Research and development                            2,708            1,449
     Special items charge                                   --            4,975
                                                   -----------      -----------

         Total operating expenses                       17,197           16,485
                                                   -----------      -----------

         Income (loss) from operations                   2,694           (2,743)
                                                   -----------      -----------

Other (income) expense:
     Interest, net                                         144               74
     Foreign exchange (gains) losses                       (19)             100
     Gain on sale of land                                   --          (11,076)
                                                   -----------      -----------

         Total other (income) expense                      125          (10,902)
                                                   -----------      -----------

Income before income taxes                               2,569            8,159

Provision for income taxes                                 976            4,248
                                                   -----------      -----------

Net income                                         $     1,593      $     3,911
                                                   ===========      ===========


Weighted average number of basic common shares       6,744,776        6,482,371
                                                   ===========      ===========

Earnings per share - basic                         $      0.24      $       .60
                                                   ===========      ===========

Weighted average number of diluted common shares     7,096,126        7,060,171
                                                   ===========      ===========

Earnings per share - diluted                       $      0.22      $      0.55
                                                   ===========      ===========




           See Accompanying Notes to Consolidated Financial Statements

                                                                            10-Q
                                                                          PART I
                                                                          ITEM I
                            INSTRON CORPORATION FORM
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)



                                                            APRIL 3, 1999    DECEMBER 31,1998
                                                            -------------    ----------------
                                                             (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                  $  10,554           $   7,209
     Accounts receivable (net of allowance for
      doubtful accounts of $748 in 1999 and
      $800 in 1998)                                                54,041              65,766
     Inventories                                                   39,603              36,121
     Deferred income taxes                                          2,956               3,060
     Prepaid expenses and other current assets                      2,974               2,223
                                                                ---------           ---------
         Total current assets                                     110,128             114,379

Property, plant and equipment, net                                 23,781              24,001
Goodwill                                                           11,998              12,384
Deferred income taxes                                                 925                 904
Other assets                                                        6,036               6,586
                                                                ---------           ---------
         Total assets                                           $ 152,868           $ 158,254
                                                                =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Short term borrowings                                      $   7,549           $   6,416
     Accounts payable                                              13,982              15,807
     Accrued liabilities                                           22,146              22,958
     Accrued employee compensation and benefits                     5,251               6,798
     Accrued income taxes                                           1,026                  93
     Advance payments received on contracts                        10,104               7,066
                                                                ---------           ---------
         Total current liabilities                                 60,058              59,138

Long-term debt                                                      6,878              13,216
Pension and other long-term liabilities                             6,573               6,316
                                                                ---------           ---------
         Total liabilities                                         73,509              78,670
                                                                ---------           ---------

Commitments and Contingencies                                          --                  --

Stockholders' equity:
     Preferred stock, $1 par value; 1,000,000
      shares authorized, none issued                                   --                  --
     Common stock, $1 par value; 10,000,000 shares
      Authorized; 7,065,100 and 7,051,968 shares
      issued, respectively                                          7,065               7,052
     Additional paid-in capital                                     8,855               8,727
     Deferred compensation                                         (2,540)             (2,662)
     Retained earnings                                             73,821              72,496
     Accumulated other comprehensive loss                          (6,512)             (4,699)
                                                                ---------           ---------
                                                                   80,689              80,914
     Less:  Treasury stock of 108,262 shares at cost                1,330               1,330
                                                                ---------           ---------
         Total stockholders' equity                                79,359              79,584
                                                                ---------           ---------
         Total liabilities and stockholders' equity             $ 152,868           $ 158,254
                                                                =========           =========




           See Accompanying Notes to Consolidated Financial Statements

                                                                            10-Q
                                                                          PART I
                                                                          ITEM 1
                            INSTRON CORPORATION FORM
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In Thousands)



                                                           Three Months Ended
                                                      -----------------------------
                                                      April 3, 1999  March 28, 1998
                                                      -----------------------------
Cash flows from operating activities:
  Net income                                               $  1,593        $  3,911
  Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
      Gain on the sale of property, plant and
       equipment                                                (11)        (11,082)
      Depreciation and amortization                           2,152           1,649
      Provision for losses on accounts receivable                11               8
      Deferred taxes                                             28             (36)
      Decrease in accounts receivable                        10,717             654
      Increase in inventories                                (3,957)         (6,211)
      (Increase) decrease in prepaid expenses and
       other current assets                                    (775)            281
      Increase in accounts payable and accrued
        expenses                                                481           5,622
      Other                                                     240           2,256
                                                           --------        --------
        Net cash provided (used) by operating
         activities                                          10,479          (2,948)
                                                           --------        --------

Cash flows from investing activities:
  Proceeds from the sale of property,
   plant and equipment                                           20          13,620
  Capital expenditures                                       (1,475)         (2,039)
  Capitalized software costs                                   (587)           (275)
  Other                                                          99              24
                                                           --------        --------

        Net cash provided (used) by investing
         activities                                          (1,943)         11,330
                                                           --------        --------

Cash flows from financing activities:
  Net payments under revolving credit and
   term loan facility                                        (6,136)         (7,000)
  Net short-term debt proceeds (payments)                     1,336          (1,502)
  Cash dividends paid                                          (268)           (261)
  Proceeds from stock option exercises                          140             280
                                                           --------        --------

        Net cash used by financing activities                (4,928)         (8,483)
                                                           --------        --------

Effect of exchange rate changes on cash                        (263)              9
                                                           --------        --------
Net decrease in cash and cash equivalents                     3,345             (92)

Cash and cash equivalents at beginning of year                7,209           2,566
                                                           --------        --------

Cash and cash equivalents at end of period                 $ 10,554        $  2,474
                                                           ========        ========


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                               $    332        $    320
    Income taxes                                                464             110




           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I
                              INSTRON CORPORATION
                 Consolidated Statement of Comprehensive Income
                                  (Unaudited)
                                 (In Thousands)

                                                        Three Months Ended
                                                 -------------------------------
                                                 April 3, 1999    March 28, 1998
                                                 -------------------------------

Net income                                             $ 1,593            $3,919
Other comprehensive income (loss):
     Foreign currency translation adjustments           (1,813)              688
                                                       -------            ------
         Comprehensive income (loss)                   $  (220)           $4,607
                                                       =======            ======



















           See Accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                              INSTRON CORPORATION
                                 APRIL 3, 1999
                   Notes to Consolidated Financial Statements
                                  (unaudited)

1.        BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

          In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.        EARNINGS PER SHARE

          Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares, plus the dilutive effect of common share equivalents outstanding using the "treasury stock method."

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1
                              INSTRON CORPORATION

                   Notes to Consolidated Financial Statements
                                 April 3, 1999
                                  (unaudited)

The following is a reconciliation of the basic and diluted EPS calculations:

                                                  APRIL 3, 1999   MARCH 28, 1998
                                                  -------------   --------------

Net income                                           $1,593,000       $3,911,000
                                                     ==========       ==========

     Weighted average number of basic common
      shares outstanding                              6,744,776        6,482,371

     Dilutive effect of common stock
      equivalents outstanding                           351,350          577,800
                                                     ----------       ----------

     Weighted average of common and
      dilutive shares                                 7,096,126        7,060,171
                                                     ==========       ==========

Basic earnings per share                             $     0.24       $      .60
                                                     ==========       ==========

Diluted earnings per share                           $     0.22       $      .55
                                                     ==========       ==========


3.  INVENTORIES
    --------------
    (In thousands)                             APRIL 3, 1999   DECEMBER 31, 1998
                                               -------------   -----------------
    Raw materials                                    $14,181             $13,257
    Work-in-process                                   18,169              16,560
    Finished goods                                     7,253               6,304
                                                     -------             -------
                                                     $39,603             $36,121
                                                     =======             =======

    Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is used for certain inventories in the United States and certain Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $9,457,000 and $9,056,000 at April 3, 1999 and December 31, 1998, respectively. The excess of current cost over stated LIFO value was $5,374,000 at April 3, 1999 and $5,205,000 at December 31, 1998.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1
                               INSTRON CORPORATION

                   Notes to Consolidated Financial Statements
                                  April 3, 1999
                                   (unaudited)

4.        SPECIAL ITEMS CHARGE

          During the first quarter of 1998 the Company recorded a special items charge to operations to undertake a consolidation of its European operations and write-down the value of certain non-performing assets. A pre-tax charge of $5.0 million was taken in the quarter ended March 28, 1998 to cover these actions. The special items charge includes termination benefits, the costs to exit a manufacturing facility, other asset impairments and other related costs. The Company closed down a manufacturing plant in Germany, relocated sales and service support personnel to another location in Germany and moved the manufacturing operation to the United Kingdom. During fiscal year 1998 and the first quarter of 1999, the Company has paid $1.4 million for termination benefits and related costs and $1.7 million for the costs to shut down and exit a manufacturing facility in Germany. In addition, the Company wrote-off $1.0 million of non-performing assets in 1998 primarily relating to its interest in Lightspeed Simulation Systems. The balance of the Special Items reserve relates primarily to the Company's obligation under a long-term lease agreement in Germany expected to be paid through September 2001, partially offset by estimated income under a sublease agreement.

5.        SALE OF LAND

          On March 27, 1998, the Company completed the sale of 42 acres of its 66 acre site off Route 128 in Canton, Massachusetts for $13.5 million. As a result of this transaction, a non-operating pre-tax gain of $11.1 million was recorded in the first quarter of 1998.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1
                              INSTRON CORPORATION

                   Notes to Consolidated Financial Statements
                                 April 3, 1999
                                  (unaudited)

6.        SUBSEQUENT EVENT

          On May 7, 1999, the Company announced the signing of a definitive merger agreement with Kirtland Capital Partners (KCP), which would give effect to a recapitalization of the Company. This recapitalization would be accomplished through the merger of ISN Acquisition Corporation, a wholly owned subsidiary organized by Kirtland Capital Partners III LP, with and into the Company, with the Company continuing as the surviving corporation. Each share of the Company's common stock outstanding at the effective time of the merger will be converted into the right to receive $22 per share payable in cash. In addition, certain members of management of the Company, as well as the Company's two founding shareholders, will maintain an equity interest in the Company following the closing.

          Under the terms of the Merger Agreement, the Company has agreed not to pay any dividends on its common stock prior to the closing of the transaction. The closing of the transaction is subject to the satisfaction of various conditions, including approval by the Company's shareholders and the receipt of certain regulatory approvals. The transaction is expected to close during the third quarter of 1999.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                              INSTRON CORPORATION
                                 APRIL 3, 1999

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 3, 1999 VS. QUARTER ENDED MARCH 28, 1998

Revenues for the first quarter of 1999 were $48,745,000 an increase of 43.9% over the same period last year, due primarily to the inclusion of Satec and IST products and services. Satec was acquired in August 1998 and the buyout of the remaining 49% of the IST joint venture was completed in September 1998. Foreign sales accounted for approximately 57% of consolidated first quarter revenues compared with 61% for the first quarter of 1998.

The consolidated gross margin as a percentage of revenue increased slightly to 40.8% for the first quarter of 1999 compared to 40.6% for the first quarter of 1998.

Total selling and administrative expenses increased by 44.0% over the first quarter of 1998 due primarily to the inclusion of Satec and IST in 1999. As a percentage of revenue, selling and administrative expenses were unchanged year over year at 29.7%.

Research and development expenses increased by 86.9% for the first quarter of 1999 compared with the first quarter of 1998. This increase is primarily due to the inclusion of Satec and IST in 1999. In addition, software development costs of $587,000 were capitalized during the first quarter of 1999 compared with $275,000 in the first quarter of last year. On a pro forma basis, as if Satec and IST were wholly owned in 1998, and software development costs were reported as period expenses, research and development expenses would have increased by 20.0% in 1999.

Operating expenses in the first quarter of 1998 included a special items charge of $4,975,000, for the cost of consolidating European operations and to write-down the value of certain non-performing assets. The special items charge includes termination benefits, the costs to exit a manufacturing facility, asset impairments and other related costs. The Company has shut down a manufacturing plant in Germany and moved the manufacturing operation to the United Kingdom. During fiscal year 1998 and the first quarter of 1999, the Company has paid $1.4 million for termination benefits and related costs and $1.7 million for the costs to shut down and exit a manufacturing facility in Germany. In addition, the Company wrote-off $1.0 million of non-performing assets in 1998, primarily relating to its interest in Lightspeed Simulation Systems. The balance of the Special Items reserve relates primarily to the Company's obligation under a long-term lease agreement in Germany expected to be paid through September 2001, partially offset by estimated income under a sublease agreement.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                              INSTRON CORPORATION
                                 APRIL 3, 1999

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS (CONTINUED)


Net interest expense increased to $144,000 compared to $74,000 in the first quarter of 1998. The net increase was due to an increase in interest expense resulting from higher average borrowings (related to the purchase of Satec and IST) and to lower interest income received on notes receivable and temporary bank deposits.

A non-operating gain of $11,076,000 was recorded in the first quarter of 1998 on the sale of excess land in Canton, Massachusetts.

Net income for the first quarter of 1999 was $1,593,000, or 22 cents per diluted share, compared to net income of $3,911,000, or 55 cents per diluted share, for the same period last year. For comparison purposes, when the after-tax effect of the gain on sale of land and the special items charge are excluded, net income of the ongoing business was $1,276,000 or 18 cents per diluted share in the first quarter of 1998.

The consolidated effective tax rate was 38% for the first quarter of 1999 compared to 52% in 1998. The higher tax rate in 1998 was due to certain non-deductible expenses relating to the special items charge. Excluding the effect of the special items charge, the ongoing effective tax rate was 38% for the first quarter of 1998.

FINANCIAL CONDITION
In the first quarter of 1999, the Company generated cash flows from operating activities of $10.5 million due substantially to a $10.7 million decrease in accounts receivable. These funds were used to pay down bank borrowings of $4.8 million, fund capital expenditures of $1.5 million and software development costs of $0.6 million.

At April 3, 1999, the Company had $28.1 million of available credit under its $35.0 million multicurrency revolving credit and term loan facility. The Company's subsidiaries have other overdraft and borrowing facilities totaling approximately $32.0 million of which $7.5 million were outstanding at April 3, 1999. The ratio of total debt to debt plus equity at April 3, 1999, decreased to 15.4% from 19.8% at year-end 1998.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                              INSTRON CORPORATION
                                 APRIL 3, 1999

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

FINANCIAL CONDITION (CONTINUED)

The Company believes its present capital resources and anticipated operating cash flows are sufficient to meet its current and future cash requirements to finance operations, capital expenditures and acquisitions.

Bookings for the first quarter of 1999 increased by 23.8% over the same period last year. This increase is due primarily to the inclusion of IST and Satec, partially offset by lower bookings of the Company's core business in North America and certain European countries.

The Company's order backlog was $65.4 million at the end of the first quarter of 1999, compared to $32.0 million for the first quarter of 1998 and compared to $74.5 million at year-end 1998.

On February 24, 1999, the Board of Directors declared a regular quarterly dividend of 4 cents per share on the Company's Common Stock, payable April 5, 1999, to shareholders of record on March 19, 1999.

On May 7, 1999, the Company announced the signing of a definitive merger agreement with Kirtland Capital Partners (KCP), which would give effect to a recapitalization of the Company. This recapitalization would be accomplished through the merger of ISN Acquisition Corporation, a wholly owned subsidiary organized by Kirtland Capital Partners III LP, with and into the Company, with the Company continuing as the surviving corporation. Each share of the Company's common stock outstanding at the effective time of the merger will be converted into the right to receive $22 per share payable in cash. In addition, certain members of management of the Company, as well as the Company's two founding shareholders, will maintain an equity interest in the Company following the closing.

Under the terms of the Merger Agreement, the Company has agreed not to pay any dividends on its common stock prior to the closing of the transaction. The closing of the transaction is subject to the satisfaction of various conditions, including approval by the Company's shareholders and the receipt of certain regulatory approvals. The transaction is expected to close during the third quarter of 1999.

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

These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and
(2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the euro currency is issued in 2002. The Company anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                              INSTRON CORPORATION
                                 APRIL 3, 1999

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

Year 2000 Issue Readiness Disclosure. The term "Year 2000 issue" is a general term used to describe various business-related problems that may result from the improper processing by computer systems of dates after 1999. The Year 2000 issue affects virtually all companies and all organizations. The Company has identified its Year 2000 non-compliance risks in four categories: (i) internal business systems, (ii) internal electronic equipment and embedded chip technology, (iii) external non-compliance by the Company's suppliers, and (iv) software systems products supplied by the Company to its customers.

Internal Business Systems: - The Company has an active, ongoing program to insure that its business systems will be Year 2000 compliant. Instron began this program to identify and correct Year 2000 issues in 1996. In accordance with this program, the Company is following a four step process to address the Year 2000 Issue. The first stage consisted of auditing the major business systems and telecommunication switches. This stage identified a couple of minor issues but due to the installation of a new ERP system in 1996 at our two primary manufacturing sites, the exposure is minimal and is expected to be corrected by July 1999. The second stage, begun in September 1997, is an audit

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                              INSTRON CORPORATION
                                 APRIL 3, 1999

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

FINANCIAL CONDITION (CONTINUED)

of all departmental systems and network operating systems. This audit has been completed and formed the basis for the third stage which identifies the corrective actions required and outlines the necessary plan of action. The final stage, which has started, will include the implementation and testing of all required modifications.

Accordingly, the Company is confident that its major internal business systems will be made Year 2000 compliant in a timely manner and in any event no later than July 1999. The Company anticipates making capital expenditures of approximately $500,000 in 1999 to upgrade computing, networking and telecommunications systems as part of the plan to address the Year 2000 issue. Although the costs associated with identifying and implementing the necessary plan of action are not expected to be material to the Company's financial position, there can be no assurance to this effect.

The Company has initiated an audit of the business systems of the two recent acquisitions, Satec and IST. So far, there has been no indication of any major Year 2000 issue that cannot be resolved in a timely manner.

Internal Electronic Equipment and Embedded Chip Technology: - The audit process has identified certain telecommunication equipment that needs to be upgraded to address the Year 2000 issue. The Company plans to replace this equipment by August 1999 and is currently reviewing such office and facilities equipment as machine tools, photocopiers, security systems and other systems which may be impacted by the Year 2000 issue. The Company estimates that the total cost of completing any modifications, upgrades or replacements of this equipment will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                              INSTRON CORPORATION
                                 APRIL 3, 1999

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

FINANCIAL CONDITION (CONTINUED)

Suppliers: - The Company has started a communication program with key suppliers of computers, equipment, parts and material used, operated and maintained by the Company. This program is intended to identify and, to the extent possible, to resolve issues with suppliers involving the Year 2000 problem. However, the Company has limited or no control over the actions of these third party suppliers. Any failure of these suppliers to resolve Year 2000 issues with their systems in a timely manner could have a material adverse effect upon the Company's business, financial condition and results of operation.

Company Supplied Systems and Software to Customers: - The Company believes that it has substantially identified and resolved all potential Year 2000 Issues with all of the software products that it is currently developing and marketing. Existing software on installed machines may not be Year 2000 compliant and communication programs have been initiated to advise customers on how to upgrade or replace their existing systems. Management believes that it is not possible to determine with complete certainty that all Year 2000 issues affecting the Company's products have been identified due to the complexity of these systems and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control. Any such failures to identify or remediate Year 2000 problems affecting the Company's systems and software products could have a material adverse effect upon the Company's business, financial conditions and results of operations.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

FINANCIAL CONDITION (CONTINUED)

Contingency Plans. The Company intends to develop contingency plans for significant business risks identified by the Company that might result from Year 2000 related events. Because the Company has not yet identified any specific business function that will be materially at risk of significant Year 2000 related disruptions, and because a full assessment of the Company's risk from potential Year 2000 failures is still in process, the Company has not yet developed detailed contingency plans specific to Year 2000 problems. In the event that the Company concludes that one or more contingency plans are required, development of such contingency plans is currently scheduled to occur no later than September 1999, or as otherwise appropriate.

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

      Certain factors that might cause such a difference include: the closing and timing of the proposed merger with an affiliate of Kirtland Capital Partners; the level of bookings worldwide for Instron including the structures business of IST; the operating results of IST; the impact of fluctuations in the exchange rates; the uncertainties of operating in a global economy, particularly in Asia, including fluctuations in the economic conditions of the foreign and domestic markets served by the Company; the Company's ability to successfully integrate the products and operations of Satec; the impact of the Year 2000 issue; and the Company's ability to identify and successfully consummate strategic acquisitions. For further discussion of the factors, investors are encouraged to review the Company's Form 10-K for the fiscal year ended December 31, 1998 and its other recent SEC filings.

                                                                       FORM 10-Q
                                                                         PART II
                                                                          ITEM 2
                              INSTRON CORPORATION
                                 April 3, 1999

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 1999 Annual Meeting of Stockholders of the Registrant held on May 12, 1999, the two directors nominated by management, as listed in the Registrant's proxy statement, were elected. At the Annual Meeting, these two nominees received the following votes: George S. Burr: 5,561,584, For, 154,266 Withheld; John W. Lacey: 5,476,303 For, 239,547 Withheld. There were no abstentions or broker nonvotes with respect to the election of directors at the Annual Meeting.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              a.  EXHIBITS
                  None

              b.  REPORTS ON FORM 8-K

                  On May 11, 1999, the Company announced it had entered into an Agreement and Plan of Merger with Kirtland Capital Partners III L.P. (Kirtland) and ISN Acquisition Corporation, a corporation newly formed by Kirtland pursuant to which Kirtland and certain affiliates, together with members of the Company's management and certain members of the Company's Board of Directors, who are also stockholders, will acquire the Company.

                                                                       FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         INSTRON CORPORATION




           Date:   May 18, 1999        By  /s/ James M. McConnell
                                           ------------------------------------
                                           James M. McConnell
                                           President and Chief Executive Officer







           Date:   May 18, 1999        By  /s/ Linton A. Moulding
                                           -------------------------------------
                                           Linton A. Moulding
                                           Chief Financial Officer