Form 10-K/A
period 1998-12-31
INSTRON CORP
filed 1999-07-22
CIK 50716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-K/A


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


                                PORTIONS AMENDED

Part I, Item 7 of the registrant's Annual Report on Form 10-K is amended by deleting Item 7 in its entirety and replacing with Item 7 set forth herein.

Part I, Item 8 of the registrant's Annual Report on Form 10-K is amended by deleting Item 8 in its entirety and replacing it with Item 8 set forth herein.

Part IV, Item 14 of the registrant's Annual Report on Form 10-K is amended by deleting Item 14 in its entirety and replacing it with Item 14 set forth herein and the inclusion of Exhibit No. 3(a) and Exhibit No. 10(1) filed herewith.

--------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)


     Total revenue of $183,029,000 in fiscal 1998 increased by 17.6% from revenue of $155,660,000 in fiscal 1997 due primarily to the acquisitions of Satec and IST. Total revenue in fiscal 1997 increased by 1.7% from revenue of $153,113,000 in fiscal 1996. If revenues attributable to IST, Satec and LMS were excluded from both 1998 and 1997, total revenues for 1998 would have been $144,497,000 compared to $147,565,000 in 1997, a decrease of 2.1%. This decrease is largely due to the impact of the economic downturn in the Asian markets.


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


     Earnings are anticipated to maintain their upward momentum in 1999, reflecting benefits from manufacturing cost improvement programs and the increased earnings of our recent acquisitions, Satec and IST.


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

GOODWILL AND INTANGIBLE ASSETS. Intangible assets are stated at cost and amortized using the straight-line method over the assets estimated useful lives which range from 4 to 10 years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate the carrying value of the assets may not be recoverable. Impairment of purchased technology amounts and goodwill are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The estimate of fair value shall consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. At December 31, 1998, no amounts have been determined impaired. Amortization of goodwill and other intangibles was $2,295,000, $1,974,000 and $2,254,000 in 1998, 1997 and 1996, respectively.


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


*3(a) Restated Articles of Organization of the Registrant and all amendments thereto.


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

 10(k) Lease Agreement, dated as of March 31, 1998, by and between Schenck Immobilien & Services GmbH and Instron Schenck Testing Systems GmbH.


*10(l) Strategic Alliance Agreement between Instron Corporation, Instron Partners, Instron GmbH, Instron Schenck Testing Systems GmbH, Instron Schenck Testing Systems, and Carl Schenck AG, Schenck Atis GmbH, Schenck Pegasus Testing Inc., Schenck Fertigungs GmbH, executed September 24, 1998 and effective as of September 27, 1998.

 21       Subsidiaries of the Registrant


*23       Consent of Independent Accountants


 27       Financial Data Schedule

 (b)      Report on Form 8-K

          None.


 *        Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                  INSTRON CORPORATION
                                                      (Registrant)


Date: July 22, 1999                               By: /s/ LINTON A. MOULDING
                                                      -----------------------
                                                      Linton A. Moulding
                                                      Chief Financial Officer

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