Form 10-Q/A
period 1999-04-03
INSTRON CORP
filed 1999-07-22
CIK 50716

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



                                PORTIONS AMENDED
                                ----------------

     Part I, Item 2 of the registrant's Quarterly Report on Form 10-Q is amended by deleting Item 2 in its entirety and replacing it with Item 2 set forth herein.

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

Revenues for the first quarter of 1999 were $48,745,000 an increase of 43.9% over the same period last year, due primarily to the inclusion of Satec and IST products and services. Satec was acquired in August 1998 and the buyout of the remaining 49% of the IST joint venture was completed in September 1998. If revenues attributable to Satec and IST were excluded for both the first quarter of 1999 and the first quarter of 1998, total revenues for the first quarter of 1999 would have been $33,958,000 compared to $31,303,000 in 1998, an increase of 8.5%. This increase is due primarily to higher electromechanical shipments in North America and Europe. Foreign sales accounted for approximately 57% of consolidated first quarter revenues compared with 61% for the first quarter of 1998.

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

The Company's order backlog was $65.4 million at the end of the first quarter of 1999, compared to $32.0 million for the first quarter of 1998 and compared to $74.5 million at year-end 1998. If order backlog attributable to Satec and IST was excluded from both the first quarter of 1999 and 1998, order backlog would have been $24.3 million at the end of the first quarter of 1999, compared to $32.0 million for the first quarter of 1998 and compared to $29.5 million at year end 1998. This decline in backlog was due to lower bookings in North America and Europe in the first quarter of 1999.

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



                                         INSTRON CORPORATION










           Date:  July 22, 1999        By  /s/ LINTON A. MOULDING
                                           -------------------------------------
                                           Linton A. Moulding
                                           Chief Financial Officer