Form 10-Q
period 1999-07-03
INSTRON CORP
filed 1999-08-16
CIK 50716

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JULY 3, 1999
                                                  ------------
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

The number of shares outstanding of each of the issuer's classes of common stock as of July 29, 1999.



                 Common Stock, $1 par value -- 6,978,448 shares

================================================================================

                               INSTRON CORPORATION                     FORM 10-Q
                        Consolidated Statements of Income              PART I
                                   (unaudited)                         ITEM I
                                 (In Thousands)


                                                                  Three Months Ended
                                                           ----------------------------------
                                                           July 3, 1999         June 27, 1998
                                                           ----------------------------------
Revenue:
      Sales                                                   $43,034              $30,933
      Service                                                   9,226                6,828
                                                              -------              -------
           Total revenue                                       52,260               37,761
                                                              -------              -------

Cost of revenue:
      Sales                                                    26,600               17,573
      Service                                                   6,019                4,454
                                                              -------              -------
           Total cost of revenue                               32,619               22,027
                                                              -------              -------

           Gross profit                                        19,641               15,734
                                                              -------              -------

Operating expenses:
      Selling and administrative                               14,128               11,014
      Research and development                                  2,593                1,718
                                                              -------              -------

           Total operating expenses                            16,721               12,732
                                                              -------              -------

           Income from operations                               2,920                3,002
                                                              -------              -------

Other (income) expense:
      Interest (income) expense                                   109                  (89)
      Foreign exchange (gains) losses                            (193)                 177
                                                              -------              -------

           Total other (income) expense                           (84)                  88
                                                              -------              -------

Income before income taxes                                      3,004                2,914

Provision for income taxes                                      1,141                1,107
                                                              -------              -------

Net income                                                    $ 1,863              $ 1,807
                                                              =======              =======


Weighted average number of basic common shares                  6,769                6,623
                                                              =======              =======

Earnings per share - basic                                    $  0.28              $   .27
                                                              =======              =======

Weighted average number of diluted common shares                7,146                7,151
                                                              =======              =======

Earnings per share - diluted                                  $  0.26              $  0.25
                                                              =======              =======


           See Accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                     FORM 10-Q
                        Consolidated Statements of Income              PART I
                                   (unaudited)                         ITEM I
                                 (In Thousands)


                                                                         Six Months Ended
                                                                   -----------------------------
                                                                   July 3, 1999    June 27, 1998
                                                                   -----------------------------
Revenue:
      Sales                                                          $ 83,411          $ 58,437
      Service                                                          17,594            13,193
                                                                     --------          --------
           Total revenue                                              101,005            71,630
                                                                     --------          --------

Cost of revenue:
      Sales                                                            49,626            33,176
      Service                                                          11,847             8,978
                                                                     --------          --------
           Total cost of revenue                                       61,473            42,154
                                                                     --------          --------

           Gross profit                                                39,532            29,476
                                                                     --------          --------

Operating expenses:
      Selling and administrative                                       28,617            21,075
      Research and development                                          5,301             3,167
      Special items charge                                                  0             4,975
                                                                     --------          --------

           Total operating expenses                                    33,918            29,217
                                                                     --------          --------

           Income from operations                                       5,614               259
                                                                     --------          --------

Other (income) expense:
      Interest (income) expense                                           253               (15)
      Foreign exchange (gains) losses                                    (212)              277
      Gain on sale of land                                                  0           (11,076)
                                                                     --------          --------

           Total other (income) expense                                    41           (10,814)
                                                                     --------          --------

Income before income taxes                                              5,573            11,073

Provision for income taxes                                              2,117             5,355
                                                                     --------          --------

Net income                                                           $  3,456          $  5,718
                                                                     ========          ========

Weighted average number of basic common shares                          6,762             6,553
                                                                     ========          ========

Earnings per share - basic                                           $    .51          $   0.87
                                                                     ========          ========

Weighted average number of diluted common shares                        7,112             7,106
                                                                     ========          ========

Earnings per share - diluted                                         $    .49          $   0.80
                                                                     ========          ========




           See Accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                     FORM 10-Q
                           Consolidated Balance Sheets                 PART I
                                   (unaudited)                         ITEM I
                                 (In Thousands)


                                                                        July 3, 1999      December 31,1998
                                                                        ------------      ----------------
                                                                        (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                           $  8,483             $  7,209
      Accounts receivable (net of allowance for
       doubtful accounts of $718 in 1999 and
       $800 in 1998)                                                        56,998               65,766
      Inventories                                                           38,279               36,121
      Deferred income taxes                                                  2,409                3,060
      Prepaid expenses and other current assets                              1,982                2,223
                                                                          --------             --------
           Total current assets                                            108,151              114,379

Property, plant and equipment, net                                          23,535               24,001
Goodwill                                                                    11,619               12,384
Deferred income taxes                                                        1,800                  904
Other assets                                                                 7,486                6,586
                                                                          --------             --------
           Total assets                                                   $152,591             $158,254
                                                                          ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short term borrowings                                               $ 10,175             $  6,416
      Accounts payable                                                      13,570               15,807
      Accrued liabilities                                                   21,790               22,958
      Accrued employee compensation and benefits                             4,889                6,798
      Accrued income taxes                                                    (705)                  93
      Advance payments received on contracts                                 8,303                7,066
                                                                          --------             --------
           Total current liabilities                                        58,022               59,138

Long-term debt                                                               6,648               13,216
Pension and other long-term liabilities                                      7,061                6,316
                                                                          --------             --------
           Total liabilities                                                71,731               78,670
                                                                          --------             --------

Commitments and Contingencies                                                   --                   --

Stockholders' equity:
      Preferred stock, $1 par value; 1,000,000
       shares authorized, none issued                                           --                   --
      Common stock, $1 par value; 10,000,000 shares
       authorized; 7,086,710 and 7,051,968 shares
       issued, respectively                                                  7,087                7,052
      Additional paid in capital                                             9,080                8,727
      Deferred compensation                                                 (2,419)              (2,662)
      Retained earnings                                                     75,684               72,496
      Accumulated other comprehensive loss                                  (7,242)              (4,699)
                                                                          --------             --------
                                                                            82,190               80,914
      Less: Treasury stock of 108,262 shares at cost                         1,330                1,330
                                                                          --------             --------
           Total stockholders' equity                                       80,860               79,584
                                                                          --------             --------
           Total liabilities and stockholders' equity                     $152,591             $158,254
                                                                          ========             ========



           See Accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                     FORM 10-Q
                      Consolidated Statements of Cash Flows            PART I
                                   (unaudited)                         ITEM I
                                 (In Thousands)


                                                                                 Six Months Ended
                                                                          --------------------------------
                                                                          July 3, 1999       June 27, 1998
                                                                          --------------------------------
Cash flows from operating activities:
      Net income                                                             $ 3,456            $  5,718
      Adjustments to reconcile net income to
       net cash provided by operating activities:
           Gain on the sale of property, plant and
            equipment                                                              0             (11,104)
           Depreciation and amortization                                       4,213               3,250
           Provision for losses on accounts receivable                            44                  23
           Deferred taxes                                                       (300)               (235)
           Changes in assets and liabilities:
             Decrease in accounts receivable                                   8,027               4,754
             Increase in inventories                                          (2,842)             (6,729)
             Decrease in prepaid expenses and other
              current assets                                                     208               1,165
             Decrease in accounts payable and accrued expenses                (3,871)             (1,217)
             Other                                                            (1,631)                 67
                                                                             -------            --------

                Net cash provided by (used in) operating activities            7,304              (4,308)
                                                                             -------            --------

Cash flows from investing activities:
      Proceeds from the sale of property, plant and equipment                     25              13,471
      Capital expenditures                                                    (2,699)             (3,695)
      Capitalized software costs                                              (1,247)               (635)
      Other                                                                      206                   7
                                                                             -------            --------

                Net cash provided by (used in) investing activities           (3,715)              9,148
                                                                             -------            --------

Cash flows from financing activities:
      Net payments under revolving credit and
       term loan facility                                                     (6,252)             (5,050)
      Net short-term borrowings                                                4,115               4,174
      Cash dividends paid                                                       (268)               (527)
      Proceeds from exercise of stock options                                    386               1,814
      Treasury stock purchases                                                     0                (616)
                                                                             -------            --------

                Net cash used by financing activities                         (2,019)               (205)
                                                                             -------            --------

Effect of exchange rate changes on cash                                         (296)                 (7)
                                                                             -------            --------

Net increase in cash and cash equivalents                                      1,274               4,628

Cash and cash equivalents at beginning of year                                 7,209               2,566
                                                                             -------            --------

Cash and cash equivalents at end of period                                   $ 8,483            $  7,194
                                                                             =======            ========

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
           Interest                                                          $   847            $    873
           Income taxes                                                        3,156               4,214




           See accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                     FORM 10-Q
                 Consolidated Statements of Comprehensive Income       PART I
                                   (unaudited)                         ITEM I
                                 (In Thousands)


                                                        Three Months Ended
                                                  ------------------------------
                                                  July 3, 1999     June 27, 1998
                                                  ------------------------------

Net income                                           $ 1,863           $ 1,807
Other comprehensive income(loss):
      Foreign currency translation adjustments          (730)             (527)
                                                     -------           -------

           Comprehensive income                      $ 1,133           $ 1,280
                                                     =======           =======


                                                         Six Months Ended
                                                  ------------------------------
                                                  July 3, 1999     June 27, 1998
                                                  ------------------------------

Net income                                           $ 3,456           $ 5,718
Other comprehensive income(loss):
      Foreign currency translation adjustments        (2,543)              161
                                                     -------           -------

           Comprehensive income                      $   913           $ 5,879
                                                     =======           =======






           See Accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                     FORM 10-Q
                                                                       PART I
                   Notes to Consolidated Financial Statements          ITEM 1
                                  July 3, 1999
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications were made to the prior year amounts to conform with the 1999 presentation. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

      The consolidated results for the second quarter and the first six months of 1999 include the results of Satec which was acquired in August, 1998 and the results of IST due to Instron acquiring the remaining 49% of IST in September 1998.

      In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

      Regarding the disclosure related to the consolidated statements of comprehensive income, the Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

2.    EARNINGS PER SHARE

      Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of any potential common shares outstanding using the "treasury stock method."

                               INSTRON CORPORATION                     FORM 10-Q
                                                                       PART I
                   Notes to Consolidated Financial Statements          ITEM 1
                                  July 3, 1999
                                   (Unaudited)


The following is a reconciliation of the basic and diluted EPS calculations:


(In thousands, except per share data)                             For the three months ended
-------------------------------------                          ---------------------------------
                                                               July 3, 1999        June 27, 1998
                                                               ------------        -------------
      Net income                                                   $1,863             $1,807
                                                                   ======             ======

           Weighted average number of basic common
            shares outstanding                                      6,769              6,623

           Dilutive effect of potential
            common stock outstanding                                  377                528
                                                                   ------             ------

           Weighted average of common and
            dilutive shares                                         7,146              7,151
                                                                   ======             ======

Basic earnings per share                                           $ 0.28             $ 0.27
                                                                   ======             ======

Diluted earnings per share                                         $ 0.26             $ 0.25
                                                                   ======             ======


(In thousands, except per share data)                              For the six months ended
-------------------------------------                          ---------------------------------
                                                               July 3, 1999        June 27, 1998
                                                               ------------        -------------

      Net income                                                   $3,456             $5,718
                                                                   ======             ======

           Weighted average number of basic common
            shares outstanding                                      6,762              6,553

           Dilutive effect of potential common
            stock outstanding                                         350                553
                                                                   ------             ------

           Weighted average of common and
            dilutive shares                                         7,112              7,106
                                                                   ======             ======

Basic earnings per share                                           $ 0.51             $ 0.87
                                                                   ======             ======

Diluted earnings per share                                         $ 0.49             $ 0.80
                                                                   ======             ======

                               INSTRON CORPORATION                     FORM 10-Q
                                                                       PART I
                   Notes to Consolidated Financial Statements          ITEM 1
                                  July 3, 1999
                                   (Unaudited)

3.         INVENTORIES

                (In thousands)                July 3, 1999    December 31, 1998
                                              ------------    -----------------
                Raw Materials                    $13,603           $13,257
                Work-in-process                   16,923            16,560
                Finished goods                     7,753             6,304
                                                 -------           -------
                                                 $38,279           $36,121
                                                 =======           =======

           Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is principally used for inventories in the United States and the Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $8,169,000 and $9,056,000 at July 3, 1999 and December 31, 1998,
           respectively. The excess of current cost over stated LIFO value was $5,631,000 at July 3, 1999 and $5,205,000 at December 31, 1998.

4.         SPECIAL ITEMS CHARGE

           During the first quarter of 1998 the Company recorded a special items charge to operations to undertake a consolidation of its European operations and write-down the value of certain non-performing assets. A pre-tax charge of $5.0 million was taken in the quarter ended March 28, 1998 to cover these actions. The special items charge includes termination benefits, the costs to exit a manufacturing facility, other asset impairments and other related costs. The Company closed down a manufacturing plant in Germany, relocated sales and service support personnel to another location in Germany and moved the manufacturing operation to the United Kingdom. During fiscal year 1998 and the first six months of 1999, the Company has paid $1.4 million for termination benefits and related costs and $1.8 million for the costs to shut down and exit a manufacturing facility in Germany. In addition, the Company wrote-off $1.0 million of non-performing assets in 1998 primarily relating to its interest in Lightspeed Simulation Systems.

5.         SALE OF LAND

           On March 27, 1998, the Company completed the sale of 42 acres of its 66-acre site off Route 128 in Canton, Massachusetts for $13.5 million. As a result of this transaction, a non-operating pre-tax gain of $11.1 million was recorded in the first quarter of 1998.

                               INSTRON CORPORATION                     FORM 10-Q
                                                                       PART I
                   Notes to Consolidated Financial Statements          ITEM 1
                                  July 3, 1999
                                   (Unaudited)

6.         RECAPITALIZATION

           On May 6, 1999, Instron Corporation (the "Company") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Kirtland Capital Partners III L.P. ("Kirtland") and ISN Acquisition Corporation, a corporation newly formed by Kirtland (MergerCo"), pursuant to which Kirtland and certain affiliates, together with members of the Company's management and certain members of the Company's Board of Directors who are also stockholders (collectively, the "Rollover Stockholders"), will acquire the Company.

           Under the Merger Agreement, the MergerCo will be merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). Pursuant to the Merger, each outstanding share of the Company's common stock (except for shares held by the Company, its subsidiaries, MergerCo, and those dissenting stockholders who exercise and perfect their appraisal rights) will be converted into the right to receive a cash payment of $22.00, without interest. Certain shares of the Company's common stock held by the Rollover Stockholders will be converted into shares of stock of the surviving corporation. The merger will be accounted for as a recapitalization and accordingly, the historical basis of the Company's assets and liabilities will not be affected by the recapitalization.

           The Company's Board of Directors has approved the Merger Agreement and the transactions contemplated thereby, including the Merger. Consummation of the transactions, including the Merger, is subject to the approval of the Company's stockholders, certain regulatory approvals and other conditions.

           As of July 3, 1999, the Company has deferred costs of $1.2 million reported in Other Assets, which relate to expenses associated with the Merger Agreement.

           On August 6, 1999, Instron Corporation and Kirtland Capital Partners III L.P. have agreed to certain amendments to the previously announced merger agreement. These amendments permit the closing of the transaction to occur in September of 1999 rather than in the latter part of August 1999 as originally contemplated by the parties. In addition, pursuant to the amendments, the parties agreed that Kirtland would make certain payments to Instron in the event that the merger agreement is terminated under certain circumstances.

                               INSTRON CORPORATION                     FORM 10-Q
                                  July 3, 1999                         PART I
                                                                       ITEM 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


      RESULTS OF OPERATIONS

      QUARTER ENDED JULY 3, 1999 VS. QUARTER ENDED JUNE 27, 1998

      Revenues for the second quarter of 1999 were $52,260,000, an increase of 38.4% over the same period last year, due primarily to the inclusion of Satec and IST products and services. Satec was acquired by the Company in August 1998. In September 1998, the Company acquired a 100% interest in IST, which was initially established as a joint venture between the Company and Schenck AG. If revenues attributable to Satec and IST were excluded for both the second quarter of 1999 and the second quarter of 1998, total revenues for the second quarter of 1999 would have been $33,893,000 compared to $34,513,000 in 1998, a decrease of 1.8%, due primarily to lower shipments in N. America. Foreign sales accounted for approximately 56% of consolidated second quarter revenues including Satec and IST, compared with 54% for the second quarter of 1998.

      The Company's consolidated gross margin as a percentage of revenue decreased to 37.6% for the second quarter of 1999 compared to 41.7% for the second quarter of 1998. This decrease is due primarily to lower than expected margins on several large, technically complex contracts for IST.

      Total selling and administrative expenses, for the second quarter of 1999, increased by 28.3% compared to the second quarter of 1998, due primarily to the inclusion of Satec and IST in 1999. As a percentage of revenue, selling and administrative expenses decreased to 27.0% in the second quarter of 1999 compared to 29.2% for the comparable period last year.

      Research and development expenses, for the second quarter of 1999, increased by 50.9% compared with the second quarter of 1998. This increase is primarily due to the inclusion of Satec and IST in 1999. In addition, certain software development costs of $660,000 were capitalized during the second quarter of 1999, compared with $360,000 in the second quarter of last year. This increase is due primarily to the capitalization of costs associated with an integrated software suite for our Structures business. On a pro forma basis, as if Satec and IST were wholly owned in 1998 and software development costs were reported as period expenses, research and development costs would have increased by 6.2% in 1999. This increase reflects Instron's current investment in upgrading its core product platforms.

      During the second quarter of 1999, the Company recorded net interest expense of $109,000 compared with net interest income of $89,000 in the second quarter of 1998. This net increase was due to an increase in interest expense resulting from higher average borrowings (related to the purchase of Satec and IST) and to lower interest income received on notes receivable. Foreign exchange gains of $193,000 in the second quarter of 1999 resulted primarily from movements of the British pound against certain European currencies. In the second quarter of 1998, the Company had foreign exchange losses of $177,000.

      Net income increased by 3.1% to $1,863,000 or 26 cents per diluted share for the second quarter of 1999, compared to net income of $1,807,000, or 25 cents per diluted share, for the same period in 1998.

      SIX MONTHS ENDED JULY 3, 1999 VS. SIX MONTHS ENDED JUNE 27, 1998

      Revenues for the six months ended July 3, 1999, increased by 41.0% from the same period in 1998. This increase is due primarily to the inclusion of Satec and IST products and services. If revenue attributable to Satec and IST were excluded for both the first six months of 1999 and the first six months of 1998, total revenue for the first six months of 1999 would have been $68,535,000 compared to $65,787,000, an increase of 4.2%. This increase is due to higher shipment volume in North America and Asia. Foreign sales accounted for approximately 56% of the consolidated first six months' revenue compared to 57% in 1998.

      Gross margin as a percentage of revenue decreased to 39.1% compared with 41.1% in the first half of 1998. This decrease is primarily due to lower than expected margins on several large, technically complex contracts for IST.

      Total selling and administrative expenses, for the first six months of 1999, increased by 35.8% compared to the same period in 1998 due primarily to the inclusion of Satec and IST in 1999. As a percentage of revenue, selling and administrative expenses were 28.3% compared to 29.4% for the same period last year.

      Research and development expenses, for the first six months of 1999, increased by 67.4% compared with the same period in 1998. This increase is primarily due to the inclusion of Satec and IST in 1999. In addition, software development costs of $1,247,000 were capitalized during the first half of 1999 compared with $635,000 in the first half of last year. This increase is due primarily to the capitalization of costs associated with an integrated software suite for our Structures business. On a pro forma basis, as if Satec and IST were wholly owned in 1998 and software development costs were reported as period expenses, research and development costs would have increased by 9.7%. This increase reflects Instron's current investment in upgrading its core product platforms.

      Operating expenses in the first half of 1998 included a special items charge of $4,975,000, to reflect the cost of consolidating European operations and to write down the value of certain non-performing assets. The special items charge includes termination benefits, the costs to shut down and exit a manufacturing facility, other asset impairments and other related costs. The Company closed down a manufacturing plant in Germany, relocated sales and service personnel to another location in Germany and moved the manufacturing operation to the United Kingdom. During fiscal year 1998 and the first half of 1999, the Company has paid $1.4 million for termination benefits and related costs and $1.8 million for the costs to shut down and exit a manufacturing facility in Germany. In addition, the Company wrote-off $1.0 million of non-performing assets in 1998 primarily relating to its interest in Lightspeed Simulation Systems.

      During the first six months of 1999, the Company recorded net interest expense of $253,000 compared with interest income of $15,000 for the same period in 1998. This net increase was due to an increase in interest expense resulting from higher average borrowings (related to the purchase of Satec and IST) and to lower interest income received on notes receivable. Foreign exchange gains of $212,000 for the first six months of 1999 resulted primarily from movements of the British pound against certain European currencies. In the first six months of 1998, the Company had foreign exchange losses of $277,000.

      A non-operating gain of $11,076,000 was recorded in the first quarter of 1998 on the sale of excess land in Canton, Massachusetts.

      Net income for the first six months of 1999 was $3,456,000, or 49 cents per diluted share, compared to net income of $5,718,000, or 80 cents per diluted share, for the same period last year. For comparison purposes, when the after-tax effect of the gain on sale of land and the special items charge are excluded, net income of the ongoing business was $3,083,000 or 43 cents per diluted share in the first half of 1998.

      The consolidated effective tax rate was 38% for the first half of 1999 compared to 48% in 1998. The higher tax rate in 1998 was due to certain non-deductible expenses relating to the special items charge. Excluding the effect of the special items charge, the ongoing effective tax rate was 38% for the first half of 1998.

      FINANCIAL CONDITION

      In the first six months of 1999, the Company generated cash flows from operating activities of $7.3 million, due primarily to an $8.0 million decrease in accounts receivable, partially offset by a reduction of accounts payable and accrued expenses.

      These operating funds were primarily used to pay down bank borrowings of $2.1 million, fund capital expenditures of $2.7 million and software development costs of $1.2 million.

      At July 3, 1999, the Company had $28.4 million of available credit under its $35.0 million multicurrency revolving credit and term loan facility. The Company's subsidiaries have other short term borrowing facilities totaling approximately $32.0 million of which $10.2 million were outstanding at July 3, 1999. The ratio of total debt to debt plus equity at July 3, 1999, decreased to 17.2% from 19.8% at year-end 1998.

      Given the Company's present capital structure, the Company believes its present capital resources and anticipated operating cash flows are sufficient to meet its current and future cash requirements to finance operations, capital expenditures and acquisitions.

      Bookings for the second quarter of 1999 increased by 50.3% and by 37.3% in the first half of 1999 from the corresponding periods in 1998, respectively. The increase in both periods is due primarily to the inclusion of Satec and IST in 1999. Bookings, excluding Satec and IST, increased by 11% in the second quarter compared to the same period last year due to higher activity in all our major markets, including the Far East.

      The Company's order backlog was $63.5 million at the end of the second quarter of 1999, compared to $65.4 million for the first quarter of 1999 and compared to $74.5 million at year-end 1998. Prior to the acquisition of IST, we generally experienced a close correlation between backlog at the end of a specific quarter and our shipments for the subsequent quarter. IST's structures business is characterized by relatively larger contract values and longer delivery periods and because our current backlog now includes IST, we believe that our total backlog at the end of a quarter is no longer a predictable indicator of shipments for the next quarter. If order backlog attributable to Satec and IST was excluded from both the first and second quarters of 1999 and 1998, order backlog would have been $28.0 million at the end of the second quarter of 1999, compared to $24.3 million for the first quarter of 1999 and compared to $29.5 million at year-end 1998. The increase in backlog for the second quarter of 1999, excluding IST and Satec, compared to the first quarter of 1999 was due to increased bookings in North America and Europe.

      MERGER AGREEMENT. On May 6, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Kirtland Capital Partners III L.P. ("Kirtland") and ISN Acquisition Corporation, a corporation newly formed by Kirtland (MergerCo"), pursuant to which Kirtland and certain affiliates, together with members of the Company's management and certain members of the Company's Board of Directors who are also stockholders (collectively, the "Rollover Stockholders"), will acquire the Company.

      Under the Merger Agreement, the MergerCo will be merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). Pursuant to the Merger, each outstanding share of the Company's common stock (except for shares held by the Company, its subsidiaries, MergerCo, and those dissenting stockholders who exercise and perfect their appraisal rights) will be converted into the right to receive a cash payment of $22.00, without interest. Certain shares of the Company's common stock held by the Rollover Stockholders will be converted into shares of stock of the surviving corporation. The Merger will be accounted for as a recapitalization and accordingly, the historical basis of the Company's assets and liabilities will not be affected by the recapitalization.

      The Company's Board of Directors has approved the Merger Agreement and the transactions contemplated thereby, including the Merger. Consummation of the transactions, including the Merger, is subject to the approval of the Company's stockholders, certain regulatory approvals and other conditions.

      As of July 3, 1999, the Company has deferred costs of $1.2 million reported in Other Assets, which relate to expenses associated with the Merger Agreement.

      RECENT EVENTS. On August 6, 1999, the Company announced that, as a result of recent market conditions, the Company and Kirtland have agreed to certain amendments to the Merger Agreement. These amendments permit the closing of the transaction to occur in September 1999 rather than in the latter part of August 1999 as originally contemplated by the parties. In addition, pursuant to the amendments, the parties agreed that Kirtland would make certain payments to the Company in the event that the merger agreement is terminated under certain circumstances.

      In connection with the amendments and to give the Company's stockholders additional time to review the proxy materials provided by the Company, the Company has rescheduled the Special Meeting of Stockholders, at which stockholders are being asked to approve the transaction, to Friday, September 3, 1999, at 10:00 a.m., local time, at the Hilton Dedham Place, 25 Allied Drive, Dedham, Massachusetts 02026.

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

      YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT. The Company supports the exchange of information relating to the Year 2000 issue and designates the information following below as the Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. Information set forth herein regarding the Year 2000 compliance of non-Instron products and services are "republications" under the Year 2000 Information and Readiness Disclosure Act and are based on information supplied by other companies about the products and services they offer. The Company has not independently verified the contents of these republications and takes no responsibility for the accuracy or completeness of information contained in such republications.

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

      INTERNAL BUSINESS SYSTEMS: - The Company has an active, ongoing program to insure that its business systems will be Year 2000 compliant. Instron began this program to identify and correct Year 2000 issues in 1996. In accordance with this program, the Company is following a four step process to address the Year 2000 issue. The first stage consisted of auditing the major business systems and telecommunication switches. This stage identified a couple of minor issues but due to the installation of a new ERP system in 1996 at our two primary manufacturing sites, the Company believes the exposure to be minimal. The second stage, begun in September 1997, is an audit of all departmental systems and network operating systems. This audit has been completed and formed the basis for the third stage which identifies the corrective actions required and outlines the necessary plan of action. The final stage, which is in progress, includes the implementation and testing of all required modifications.

      Accordingly, the Company is confident that its major internal business systems will be made Year 2000 compliant in a timely manner and in any event no later than August 1999. The Company anticipates making capital expenditures of approximately $500,000 in 1999 to upgrade computing, networking and telecommunications systems as part of the plan to address the Year 2000 issue. Although the costs associated with identifying and implementing the necessary plan of action are not expected to be material to the Company's financial position, there can be no assurance to this effect.

      The Company has initiated an audit of the business systems of its two recent acquisitions, Satec and IST. So far, there has been no indication of any material Year 2000 issue that cannot be resolved in a timely manner.

      INTERNAL ELECTRONIC EQUIPMENT AND EMBEDDED CHIP TECHNOLOGY: - The audit process has identified certain telecommunication equipment that needs to be upgraded to address the Year 2000 issue. The Company plans to replace this equipment by August 1999 and is currently reviewing office and facilities equipment such as machine tools, photocopiers, security systems and other systems which may be impacted by the Year 2000 issue. The Company estimates that the total cost of completing any modifications, upgrades or replacements of this equipment will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

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

      The information presented above sets forth the key steps taken by the Company to address the Year 2000 issue. There can be no assurance that the Company has identified all the issues, can resolve them in a timely manner and that there will be no failures or disruptions to operations which could result in a material adverse effect upon the company's business, financial condition, results of operations, and business prospects.

      CONTINGENCY PLANS. The Company intends to develop contingency plans for significant business risks identified by the Company that might result from Year 2000 related events. Because the Company has not yet identified any specific business function that will be materially at risk of significant Year 2000 related disruptions, and because a full assessment of the Company's risk from potential Year 2000 failures is still in process, the Company has not yet developed detailed contingency plans.

      specific to Year 2000 problems. In the event that the Company concludes that one or more contingency plans are required, development of such contingency plans is currently scheduled to occur no later than September 1999, or as otherwise appropriate.

      This quarterly report on Form 10-Q contains certain "forward-looking" statements within the meaning of the federal securities laws and are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such statements are only predictions and speak only as of the date of this report. No assurances can be given that actual results will not differ materially from those projected in the forward-looking statements contained in this quarterly report on Form 10-Q.

      Certain factors that might cause such a difference include: the fluctuations in interest rates, the stability of financial markets, the level of bookings worldwide for Instron, Satec and IST, particularly in Asia; the success of the automobile industry which is the major purchaser of IST products, the operating results and profitability of Satec and IST; the impact of fluctuations in exchange rates and the uncertainties of operating in a global economy, including fluctuations in the economic conditions of the foreign and domestic markets served by the Company which can effect demand for its products and services; the Company's ability to successfully integrate the products and operations of Satec; the impact of the Year 2000 issue; the Company's ability to identify and successfully consummate strategic acquisitions; and the pendency of the proposed merger with Kirtland. For further discussion of the factors, investors are encouraged to review the Company's Form 10-K for the fiscal year ended December 31, 1998 and its other recent SEC filings.

                               INSTRON CORPORATION                     FORM 10-Q
                                  JULY 3, 1999                         PART II
                                                                       ITEM 2

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

           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the 1999 Annual Meeting of Stockholders of the Registrant held on May 12, 1999, the two directors nominated by management, as listed in the Registrant's proxy statement, were elected. At the Annual Meeting, these two nominees received the following votes: George S.
           Burr: 5,561,584, For, 154,267, Withheld; John W. Lacey: 5,476,303
           For, 239,548, Withheld. There were no abstentions or broker nonvotes with respect to the election of directors at the Annual Meeting.

           ITEM 5.   OTHER INFORMATION

           None.

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           a.        EXHIBITS

                     None.

           b.        REPORTS ON FORM 8-K

                     The Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 12, 1999.

         FORM 10-Q



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             INSTRON CORPORATION




Date: August 12, 1999                        BY /s/ James M. McConnell
                                             -----------------------------------
                                             James M. McConnell
                                             President and
                                             Chief Executive Officer




Date: August 12, 1999                        BY /s/ Linton A. Moulding
                                             -----------------------------------
                                             Linton A. Moulding
                                             Chief Financial Officer