Form 10-K405
period 1999-12-31
INSTRON CORP
filed 2000-03-30
CIK 50716

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


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


                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


As of December 31, 1999, the Registrant had 551,164 shares outstanding of common stock, all of which was held by affiliates of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                                     PART I
                                ITEM 1. BUSINESS

THE COMPANY

Founded in 1946, Instron Corporation (the "Company") is a world leader in the design, manufacture, marketing, and servicing of materials and structural testing systems, software, and accessories. Our products are used principally in research and development and quality control applications to test the mechanical properties of various materials, components, and structures. The materials tested include metals, plastics, textiles, composites, ceramics and rubber. Instron systems test virtually all natural and man-made materials from fragile fibers to the exotic materials needed for space exploration.

In the worldwide market for these systems, Instron is a leading producer of static (electromechanical), dynamic (servohydraulic), simulation (structures), hardness and impact testing systems. Instron offers a comprehensive range of instruments and computer based systems that provide and enhance control of the testing process, data collection and analysis.

Our products are typically assembled from a number of company-designed standard hardware and software modules and accessories, selected and configured for the customer's specific application. Options, such as, hardware, software and accessories may be added to the system at a later date.

The Company has 35 sales and service offices located throughout the United States and 16 foreign countries. Approximately 55% of the Company's revenues are derived from sales outside the United States. Principal manufacturing facilities are located in the United States, the United Kingdom and Germany.

PRINCIPAL MARKETS

The Company's principal markets are industrial and academic institutions and governments; organizations that seek to evaluate and understand the characterization and properties of materials and products.

INDUSTRY - Most major industries use materials testing systems as a part of their research and development and quality control activities. Industrial research focuses upon developing new materials, substitute materials, or new uses for existing materials that reduce manufacturing or operating costs; and improve product quality and durability. Materials testing focuses on the mechanical properties of materials, including tensile strength, compressive strength, fracture properties and hardness. Structural testing simulates the life cycle of components or complete products in order to verify their design, durability and performance capabilities. Structural testing tends to be concentrated in the automotive, transportation, aerospace and civil engineering sectors.

Industrial quality control involves testing the properties of finished products as well as materials used as inputs to the manufacturing process.

ACADEMIC INSTITUTIONS - Academic institutions use our products for both basic research and instruction in materials science. The Company places particular emphasis on academic institutions because scientists and engineers trained on Instron equipment may influence additional sales of the Company's products later in their careers.

GOVERNMENTS - Government and government agency use of Instron products principally involves testing which supports defense, space, and civil engineering programs; ascertains compliance with safety and other legal requirements, and conducts research on new materials and emerging technologies.

PRINCIPAL PRODUCTS

We offer a comprehensive range of general purpose materials testing systems, application software, and accessories within two principal product lines: static systems and dynamic systems. The major distinction between a static system and a dynamic system is the means used to apply force to the test specimen. The former uses a screw-driven moving crosshead and the latter a servo-controlled hydraulic actuator. Many tests can be carried out equally well with either a static or dynamic test machine. However, if the test requires extremely rapid rates of loading, or subjects the test material to rapidly fluctuating loads, then a dynamic test machine is appropriate. Instron's product offerings vary in the force capacity of the machines, the complexity of the drive system, and the sophistication of the control electronics, the computer system, and the software.

STATIC SYSTEMS - Static (electromechanical) systems consist of a frame, a moving crosshead, a load cell, grips, and electronic modules to control the test and analyze the test data. Static systems typically stretch or compress the material being tested at a user selected, constant speed that ranges from fractional microns per minute to one meter per minute. These systems continuously measure the precise force being applied to, and the resulting deformation of, the test material at various time intervals. They also analyze the results of the test, and either print, graph or electronically display them. A static system testing a cloth specimen would gradually apply more and more force to the cloth by pulling it from two sides until the cloth tears. The system would measure the precise force applied to the cloth throughout the test.

Instron's static product offerings include the cost effective Series 4400 product line and the high performance Series 5500 product line. The Series 5500 systems are generally used for research and development and are equipped with sophisticated software and many accessories. Quality control applications usually require fewer accessories and less breadth of application capability.

The prices of static systems generally range from $15,000 to $150,000. Static systems and related accessories accounted for approximately 56%, 62%, and 70% of the Company's revenue in 1999, 1998 and 1997, respectively.

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

Utilizing our engineering expertise, dynamic systems are often customized to fit the need of a customer's particular test application. Machines can be configured not only to stretch or compress the material being tested, but also to simultaneously twist it or subject it to other forms of complex loading.

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

The prices of dynamic systems generally range from $40,000 to $400,000 with very complex structural testing systems ranging as high as several million dollars. Dynamic systems and related accessories accounted for approximately 44%, 38% and 30% of the Company's sales in 1999, 1998 and 1997, respectively.

HARDNESS SYSTEMS - Instron is in the forefront of development for new hardness-testing systems. These systems indent the surface of a material under a controlled force. The size of the resulting indentation gives an indication of the hardness of the surface of the material.

The Series 2000 hardness testing machine takes advantage of Instron's advanced electromechanical position and control technology and also incorporates Instron's load cell technology.

The prices of hardness testing machines range from $2,000 to $20,000. The sales of hardness systems and related accessories are included in the percentage amounts for static systems set forth above.

SERVICE - In recent years, the Company has invested in new service offerings, including calibration, extended warranties, software support, upgrade contracts, training and technical support via telephone. The service business accounted for approximately 16%, 16%, and 17% of the Company's total revenue in 1999, 1998, and 1997, respectively. The service revenue is included in the percentage amounts for static and dynamic systems set forth above.

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

MERGER AGREEMENT AND RECAPITALIZATION.

On May 6, 1999, Instron entered into an Agreement and Plan of Merger (the "Merger Agreement") with Kirtland Capital Partners III L.P. ("Kirtland") and ISN Acquisition Corporation, a corporation newly formed by Kirtland ("MergerCo"), pursuant to which Kirtland and certain affiliates, together with members of Instron's management and certain members of Instron's Board of Directors who are also stockholders (collectively, the "Rollover Stockholders"), agreed to acquire the Company in a recapitalization merger transaction.

The parties amended the Merger Agreement on August 5, 1999 to, among other things, permit the closing of the merger to occur in September rather than August. On September 3, 1999, the Company's stockholders approved the Merger Agreement as amended. The Company completed its merger by and among Instron Corporation, ISN Acquisition Corporation and Kirtland Capital Partners III L.P. on September 29, 1999. The merger and related transactions were treated as a Recapitalization (the "Recapitalization") for financial reporting purposes. Accordingly, the historical basis of the Company's assets and liabilities was not affected by these transactions.

Under the Merger Agreement, the MergerCo merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). Pursuant to the Merger, each outstanding share of the Company's common stock (except for shares held by the Company, its subsidiaries and MergerCo), were converted into the right to receive a cash payment of $22.00, without interest. Certain shares of the Company's common stock held by the Rollover Stockholders were converted into shares of stock of the surviving corporation.

As of December 31, 1999, the Company has incurred compensation expenses of $13.0 million as a result of the Recapitalization. In addition, the Company incurred costs of $13.1 million directly related to the Recapitalization. Of these transaction costs, $90 million was capitalized and will be amortized over the life of the 13 1/4% Senior Subordinated Notes (the "Notes") and the Senior Credit Facility, and $4.1 million was charged to stockholders' equity.

The Notes were originally issued as part of a unit offering. Each unit ("Unit") consisted of $1,000 principal amount of Notes and one Warrant to purchase 0.5109 shares of Instron's common stock (the "Warrants"). The SEC declared the Registration Statement effective at 2:00 p.m. on February 14, 2000. At that time, the Units separated into their component Notes and Warrants. The Notes and Warrants may now be traded separately and the Units have ceased to exist.

As of March 15, 2000, Instron completed the offer to exchange all outstanding 13 1/4% Senior Subordinated Notes due 2009 for substantially identical notes registered under the federal securities laws.

RESEARCH AND DEVELOPMENT

We maintain major research and development staffs at our U.S. and U.K. manufacturing facilities. These development staffs often work directly with industrial and government researchers and the materials science departments of universities to create leading edge solutions to materials testing applications.

We are a pioneer in the development and application of electronic measurement and drive systems techniques in materials testing systems. We have continuously designed, developed, and marketed state-of-the-art testing systems, software, and accessories, including digitally controlled static and dynamic testing systems.

In 1999, the Company expensed $11,213,000 on research and development activities, compared with $8,485,000 in 1998, and $6,959,000 in 1997. The Company has also capitalized certain software development costs of $2,206,000, $1,490,000, and $637,000 during 1999, 1998 and 1997, respectively. During 1998 and 1997, certain Instron engineering resources were utilized to develop new products for IST in accordance with the joint venture agreement. The costs associated with the development efforts were reimbursed by IST. If research and development expenses were restated, for comparison purposes, by including software development costs as period expenses, and by adjusting engineering expenses for the effect of IST and Satec, research and development expenses of the ongoing business would have increased by 1.0% in 1999. In recent years, we have focused our research and development expenditures on creating new product platforms and software for the dynamic and structural testing product lines, developing new hardness testing machines and redesigning products to reduce manufacturing costs. These new products and enhancements do not, in the Company's opinion, present a significant risk that on-hand inventory, which supports existing models, will be made obsolete because of the interchangeability of parts and the lead time available before the introduction of new products.

COMPETITIVE CONDITIONS

We compete with a number of other manufacturers, some of whom have greater financial, technical and marketing resources than Instron. The intensity of the competition varies by product line and by geographic area. Competition in the United States is greatest in the dynamic line where Instron has one major domestic competitor, MTS Systems Corporation. Competition in foreign markets is greatest in Germany and Japan, where there are major local manufacturers. The principal competitive factors are engineering excellence, the quality and technical capability of the equipment, responsiveness to customer needs, quality of service, and price performance.

BACKLOG

At December 31, 1999, the Company's backlog of orders was approximately $68,925,000 compared with $74,477,000 at December 31, 1998. The decrease in backlog is due primarily to reduced structural testing backlog.

The Company anticipates that substantially all of its backlog as of December 31, 1999 will be shipped during 2000, with the exception of a major order of over $9 million.

ACQUISITIONS

On August 4, 1998, the Company acquired substantially all the assets of Satec Systems, Inc. of Grove City, Pennsylvania, for approximately $12.6 million in cash. Satec is a manufacturer of a range of materials testing equipment sold primarily in the United States. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. In conjunction with this acquisition the Company recorded $7.2 million of goodwill, which is being amortized over ten years. The operating results of Satec have been included in the Company's consolidated results of operations from the date of acquisition.

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

RAW MATERIALS

While the Company is dependent upon a limited number of suppliers for certain components, it has not experienced significant problems in procurement or delivery of any essential materials, parts or components. Substantially, all purchasing is accomplished on a competitive basis while maintaining a level of inventory sufficient to provide support of customer servicing requirements and with the ability to meet scheduled delivery dates.

PATENTS AND TRADEMARKS

The Company has several patents in the United States and in foreign countries. However, the Company relies principally on its engineering and technological capabilities rather than on these patents to maintain its position in the industry. The trademarks "Dynatup," "Shore," "Rockwell" and "Instron" and the device mark are registered trademarks of the Company. Under current law, these trademarks may be renewed indefinitely providing they are maintained in use.

ENVIRONMENTAL CONSIDERATIONS

Compliance with federal, state and local provisions relating to protection of the environment has not had, and is not expected to have, any material adverse effects upon the production, capital expenditures, earnings, and competitive position of the Company and its subsidiaries.

NUMBER OF EMPLOYEES

At December 31, 1999 the Company employed 1,435 people worldwide.

SEASONALITY

Historically, the Company's sales are highest in the fourth quarter of each year due to the ordering pattern of its customers, which favors fourth quarter deliveries before budget authorizations expire. Sales in the first quarter are usually low as it takes time to rebuild in-process inventory levels after the heavy fourth quarter delivery requirements have been satisfied. Also, third quarter sales are generally lower due to vacation patterns of both Company production workers and customer technical personnel needed for acceptance testing. The seasonal factors affecting sales are usually reflected in quarterly net income. Prior to the acquisition of IST, we generally experienced a close correlation between backlog at the end of a specific quarter and our shipments for the subsequent quarter. IST's structures business is characterized by relatively large contract sizes and longer delivery periods. And since our current backlog now includes IST, we believe that our total backlog at the end of a quarter is no longer a predictable indication of shipments for the next quarter.

FOREIGN OPERATIONS

Foreign operations represent a significant portion of the Company's business. The Company's branches and subsidiaries outside of the United States accounted for 55% of the Company's total revenue in 1999, 55% in 1998 and 59% in 1997. The Company believes that the business and political risk of operating in most of its current foreign markets is not, in the aggregate, materially greater than the risk undertaken by the Company in the United States. The recent economic turmoil in the Asian economies has increased the business risks associated with operating in this region. The Company's principal foreign assets are located in the United Kingdom and Germany.

Foreign exchange fluctuations can have a significant impact on the Company's consolidated net assets and results of operations as reported in U.S. dollars. However, the Company believes that these fluctuations generally have not had, and it does not expect them to have, a significant economic effect on the Company's business since foreign operations are generally financed, and revenues and expenses are, for the most part, paid in local currencies, except for intercompany purchases which are closely monitored. Financial information concerning domestic and foreign operations appears in Note 13 in the "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included as part of this Form 10-K.

ITEM 2. PROPERTIES

The Company's corporate headquarters and principal United States manufacturing facility is located at the junction of Routes 128 and 138 in Canton, Massachusetts, approximately 15 miles from Boston. On March 27, 1998, the Company sold 42 acres of excess land in Canton, Massachusetts for $13.5 million in cash. The Company believes the remaining 24 acres are sufficient for current and future business requirements. The Company's principal foreign facilities include 120,000 square feet of office and manufacturing space located on seven acres of Company-owned land in High Wycombe, England, approximately 30 miles west of London and 70,000 square feet of office and manufacturing space leased in Darmstadt, Germany.

The Company has 35 sales offices and demonstration centers which are located throughout the United States and 16 foreign countries. The Company believes that all properties are adequate and suitable for its present needs.

ITEM 3. LEGAL PROCEEDINGS

The registrant and its subsidiaries are not involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

This information is contained in Part III under the caption "Directors and Executive Officers of the Registrant".

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

On September 29, 1999, the Company consummated a recapitalization transaction, pursuant to which Kirtland acquired approximately 88.3% of the total issued and outstanding common stock of the Company. On such date, the Company terminated the registration of the common stock under the Securities Exchange Act of 1934, as amended, and accordingly, the Company's common stock no longer is publicly traded and an established market does not exist for such common stock. On September 29, 1999, the last reported sales price of the common stock as reported on the American Stock Exchange under the symbol "ISN" was $22.00. As of March 23, 2000, there were 14 holders of record of the common stock. The table below sets forth the high and low sales prices of the common stock as reported on the American Stock Exchange prior to the recapitalization transaction, and the dividends declared during the two most recent fiscal years.


Period                                  High         Low      Dividend per Share
--------------------------------------------------------------------------------
First Quarter 1998                     $19.188      $15.50         $.04
Second Quarter 1998                    $20.625      $18.375        $.04
Third Quarter 1998                     $19.125      $11.50         $.04
Fourth Quarter 1998                    $17.25       $11.875        $.04
First Quarter 1999                     $19.00       $15.00         $.04
Second Quarter 1999                    $21.00       $15.00         None
Third Quarter 1999 (through 9/29/99)   $22.00       $18.75         None
Fourth Quarter 1999                      N/A          N/A          None

Under the terms of the Merger Agreement executed in the second quarter of fiscal 1999, the Company agreed not to pay any dividends on its common stock prior to the closing of the recapitalization transaction. Under the Indenture governing the terms of the Company's public debt and under the Company's credit facility with its lenders, there are covenants which restrict the future payment of dividends. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future. Under Massachusetts law, we are permitted to pay dividends only out of our surplus, or, if there is no surplus, out of our net profits.

Set forth below is information regarding equity securities which we sold or issued during the period covered by this filing that were not registered under the Securities Act of 1933, as amended. No underwriters were used in connection with this sale and issuance.

1. On September 29, 1999, we issued a total of 557,431 shares of common stock for an aggregate consideration of $61,317,410. The sale and issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

ITEM 6.   SELECTED FINANCIAL DATA

In thousands, except per share data             1999(1)            1998           1997            1996            1995
------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
------------------------------------------------------------------------------------------------------------------------
Bookings of new orders                        $ 213,496         $166,515       $150,020        $161,692        $155,092
Total revenue                                   210,564          183,029        155,660         153,113         150,571
Income (loss) from operations                    (1,323)           9,646         12,571           9,145           8,921
Income (loss) before taxes                       (5,388)          20,333         11,555           7,385           7,684
Net Income (loss)                                (4,991)          11,459          7,164           4,582           4,995
Backlog                                          68,925           74,477         28,748          34,361          36,136
Research & development                           11,213            8,485          6,959           8,616           8,782
Earnings before interest, taxes,
 depreciation and amortization (EBITDA)           7,131           27,671         18,880          15,329          15,891
Adjusted EBITDA                                  20,170           21,570         18,880          17,141          15,891

FINANCIAL POSITION
------------------------------------------------------------------------------------------------------------------------
Working capital                               $  63,399         $ 55,241        $41,942        $ 44,094        $ 38,259
Total assets                                    166,675          158,254        118,985         121,833         113,334
Total debt                                      121,633           19,632         13,659          23,919          19,875
Stockholders' equity (deficit)                  (15,753)          79,584         66,254          62,401          56,102
Capital expenditures                              4,593            5,841          4,176           4,473           4,510

PER SHARE OF COMMON STOCK
------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) per basic share               $   (0.98)        $   1.72        $  1.11        $    .72        $    .79
Earnings (Loss) per diluted share                 (0.98)            1.62           1.05             .70             .78
Dividends declared                                  .04              .16            .16             .16             .15
Book value                                       (28.27)           11.46           9.82            9.68            8.85

PERFORMANCE MEASUREMENT
------------------------------------------------------------------------------------------------------------------------
Revenue growth                                     15.0%            17.6%           1.7%            1.7%           10.6%

Pre-tax income (loss) as a % of total
 revenue                                           (2.6)            11.1            7.4             4.8             5.1

Effective income tax rate                           7.4             43.6           38.0            38.0            35.0

Net income (loss) as a % of total
 revenue                                           (2.4)             6.3            4.6             3.0             3.3

Working capital ratio                             2.2:1            1.9:1          2.0:1           1.9:1           1.9:1


(1) Includes the effects of the recapitalization of the Company during 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The consolidated results for 1999 reflect the Recapitalization of Instron and Merger on September 29, 1999, (see Note 2 of Notes to Consolidated Financial Statements) pursuant to which Kirtland acquired approximately 88.3% of the common stock of the Company, and includes the results of Satec and IST for the entire year. The consolidated results for 1998 reflect the inclusion of Satec and IST from the dates of acquisition.

     During August 1998, the Company acquired Satec Systems, a materials testing company supplying electromechanical and servohydraulic products primarily to the metals industry. The business was acquired for $12.6 million in cash. Satec's reported sales were $8,757,000 and net income was $356,000 for the last five months of 1998. For information purposes, Satec's annual sales for 1998 and 1997 were $18,642,000 and $17,064,000, respectively.

     IST was a joint venture company that Instron entered into in November 1996 with Carl Schenck AG in the area of structural testing. Both companies contributed their structural testing business and signed contracts to provide manufacturing, R&D and support services to the joint venture. During 1997 and the first nine months of 1998, Instron owned 51% of IST and accounted for the joint venture using the equity method of accounting. Instron's revenue from IST was $11,395,000 and $6,858,000 for the first nine months of 1998 and the total year of 1997, respectively. This revenue reflects the shipment of systems from Instron to IST under the terms of a manufacturing and supply agreement at substantially reduced gross margins compared to normal customer margins, and commission income earned by Instron for selling IST products. During the time that Instron owned 51% of the entity, IST had operating losses, due in part to low margin orders contributed into the joint venture, and the time and effort necessary to consolidate the operations and technology of the two contributing partners. For 1998 and 1997 Instron recorded net losses related to its 51% share of the joint venture results of $902,000 and $876,000, respectively.

     Instron exercised its option to purchase the remaining 49% of IST for $2.7 million in cash on September 27, 1998. Upon the completion of the acquisition, the full results of operations from the IST business were included in the consolidated results of Instron, representing three months of activity in 1998. IST's customer revenue of $18,441,000 for the fourth quarter of 1998 was included in Instron's reported results. For information purposes, IST's annual revenues were $56,619,000 and $39,777,000 in 1998 and 1997, respectively.

     The results for 1997 include sales associated with the Laboratory Microsystems division ("LMS") which was sold to Axiom Systems in April 1997. LMS' revenue for 1997 was $1,237,000 and had no significant impact on our net income in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

     Total revenue of $210,564,000 in fiscal 1999 increased by 15.0% from revenue of $183,029,000 in fiscal 1998 due primarily to the inclusion of Satec and IST products and services. If revenues attributable to Satec and structures were excluded from both years, total revenue for 1999 would have been $138,714,000 compared to $144,486,000, a decrease of 4.0% due primarily to lower servohydraulic and hardness shipments. Adjusted revenue in 1998 was lower by 1.9% from 1997 due primarily to the impact of the economic downturn in the Asian markets.

     Bookings of new orders were $213,496,000 in 1999 and $166,515,000 in 1998.
If bookings attributable to Satec and IST were excluded for both years, bookings for 1999 would have been $143,127,000 compared to $144,103,000.

     Our backlog at December 31, 1999 was $68,925,000, a decrease of 7.4% from $74,477,000 as of December 31, 1998.

     The gross profit margins for each of the three years in the period ended December 31, 1999 were 38.7%, 39.3%, and 41.2%, respectively. The trend of decreasing margins is due principally to the mix impact of the volume associated with IST. Gross margins, excluding LMS and IST, were 44.1%, 43.4%, and 41.8% in 1999, 1998 and 1997, respectively. The improvement in 1999 and 1998 is due in part to the benefit of actions previously taken to reduce manufacturing costs.

     The 1999 selling and administrative expenses of $58,535,000 increased by 19.8% from 1998 due principally to the inclusion of expenses relating to Satec and IST. As a percentage of revenue, selling and administrative expenses were 27.8% in 1999, compared to 26.7% in 1998 and 28.7% in 1997.

     Research and development expenses increased by 32.2% in 1999 and increased by 21.9% in 1998. The increase in both years is due primarily to the inclusion of the development efforts of Satec and IST. During the three years ended December 31, 1999, the Company capitalized certain software development costs. (See Note 3 of Notes to Consolidated Financial Statements). If research and development expenses were restated for comparison purposes, by including capitalized software development costs as period expenses, by adjusting engineering expenses for the effect of Satec and IST and the disposition of LMS as previously discussed, research and development expenses of the ongoing business would have increased by 1.0% in 1999. As a percentage of total revenue, research and development expenditures, on a comparable basis, represented 6.4%, 6.1%, and 5.4% in 1999, 1998 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

     Losses from operations for 1999 include recapitalization compensation expense of $13,039,000 arising from the Merger Agreement between Instron Corporation and Kirtland. Without one-time charges, income from operations would have been $11,716,000 compared to $14,621,000. This decline in income from operations is due primarily to losses from our structures business. Operating income for 1998 includes a special items charge of $4,975,000 for the cost of consolidating European operations and to write down the value of non-performing assets. The Company has closed down a manufacturing plant in Germany, relocated sales and service personnel to another Instron location in Germany, and moved the manufacturing operation to the United Kingdom. Before the effect of the special items charge, operating income in 1998 increased by 16.3% compared to 1997 due primarily to certain improved product and service margins and the positive contributions of Satec and IST in the fourth quarter.

     A non-operating pre-tax gain of $11,076,000 was recorded in the first quarter of 1998 on the sale of excess land in Canton, Massachusetts. Net interest expense increased by $3.6 million in 1999 and decreased by $0.6 million in 1998. The net increase in 1999 is due to higher average borrowings (related to the Recapitalization and the purchases of Satec and IST) and to lower interest income received on notes receivable. The decrease in net interest expense in 1998 was due to lower average borrowings and was further reduced by interest income received on notes receivable and temporary bank deposits. Foreign exchange losses of $197,000 and $157,000 in 1999 and 1998, respectively, resulted from the strengthening of the British pound against certain European currencies.

     Loss before taxes was $5,388,000 in 1999, compared to income before taxes of $20,333,000 in 1998 and $11,555,000 in 1997. Excluding the recapitalization compensation expense in 1999 and the special items charge and the non-operating gain on the sale of the land in 1998, income before taxes as a percentage of total revenue was 3.6%, 7.8%, and 7.4% in 1999, 1998 and 1997, respectively. The consolidated effective tax rate was 7.4% compared to 43.6% in 1998 and 38% in 1997. The provision for income taxes for 1999 varies from the Unites States statutory rate of 34%, principally because of insufficient U.S. income to allow for the full utilization of foreign tax credits. A detailed reconciliation of the Company's effective tax rate and the United States statutory tax rate appears in Note 8 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

     Instron reported net loss of $4,991,000 or $0.98 per diluted share of common stock, for the year ended December 31, 1999, compared with $11,459,000, or $1.62 per diluted share in 1998. Net loss for 1999 included a charge for Recapitalization Compensation expense of $13,039,000 ($8,124,000 net of taxes). Net income in 1998 included a special items charge to operations of $4,975,000 ($4,232,000 net of taxes) and a non-operating gain on the sale of land of $11,076,000 ($6,867,000 net of taxes). If these items are excluded from both years, adjusted net income in 1999 was $3,133,000 or $0.62 per diluted share, a decrease of 64.5% from 1998. This decline in adjusted net income is due primarily to lower margins on our structural testing business and higher net interest expense. Adjusted net income in 1998 was $8,824,000, or $1.25 per diluted share, an increase of 23.2% from 1997, due primarily to improved product and service margins, the positive contributions of Satec and IST in the fourth quarter, and a decline in net interest expense.

     The Company's operating activities generated cash of $7.9 million and $5.3 million in 1999 and 1998, respectively. Investing activities used $6.4 million in 1999 and $6.8 million in 1998, while financing activities provided $2.4 million in 1999 and $6.1 million in 1998.

     Our primary source of funds in 1999 was net income, as adjusted for the non-cash effect of depreciation, amortization and non-cash recapitalization related costs, and a decrease in inventories. In 1998, net cash from operations was supplemented by the net proceeds of the sale of excess land in Canton, Massachusetts.

     At December 31, 1999, accounts receivable were $65.5 million, slightly down from last year's level of $65.8 million. Inventories of $31.1 million declined by $4.7 million, primarily as a result of actions previously taken to rationalize manufacturing.

     The Company's principal investment activities during 1999 included capital expenditures of $4.6 million and the development of software products for $2.2 million. In 1998, our principal investment activities included the purchase of Satec for $12.6 million, the buyout of the remaining 49% of IST for $2.7 million, capital expenditures of $5.8 million and the development of software products for $1.5 million.

     The Company plans to make capital expenditures of approximately $4.0 million in fiscal 2000. In addition, we plan to continue to develop and enhance our software products and pursue our strategy of acquisitions.

     The Company's total debt outstanding at year-end 1999 was $121.6 million compared to $19.6 million at the end of 1998. The increase in debt was primarily due to funding the leveraged recapitalization of Instron (see Note 2 and Note 7 of Notes to Consolidated Financial Statements).

     We have a term loan facility that provides borrowings of $30 million and a multicurrency revolving credit facility that provides borrowings up to $50 million.

     At December 31, 1999, the Company had borrowed $30 million and $28.8 million under the revolving term loan and revolving credit facility, respectively. In addition, we have incurred $60 million of debt through the sale of our Senior Subordinated Notes.

     Principal and interest under the term loan facility and interest payments under the revolving credit facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. As of December 31, 1999, the Company had $21.2 million of available credit under the $50 million revolving credit facility.

     We have other additional overdraft and borrowing facilities for allowing advances up to approximately $3.9 million. As of December 31, 1999, the outstanding portion of these facilities was $2.8 million, which was classified as short-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION (continued)

     Instron believes its present capital resources and anticipated operating cash flows are sufficient to finance its planned operations and investing activities for the next eighteen months. If Instron was to consider an acquisition larger than any it has completed in the last eight years, we would have to seek alternative sources of equity funds and or additional debt.

     On March 27, 1998, the Company sold 42 acres of excess land in Canton, Massachusetts, for $13.5 million in cash.

     Approximately 22% of the Company's total orders came from Asian markets in 1997. Bookings from this region declined by 30% in 1998 compared to 1997. At the same time, however, IST doubled new order bookings in this part of the world. Bookings in the Asian market improved during 1999, but have not returned to the levels attained prior to the economic crisis in this region.

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

     YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT. Instron supports the exchange of information relating to the Year 2000 issue and designates the information following as the Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

     YEAR 2000 ISSUE READINESS DISCLOSURE. The term "Year 2000 issue" is a general term used to describe various business-related problems that may result from the improper processing by computer systems of dates after 1999. The Year 2000 issue affects virtually all companies and all organizations. The Company identified its Year 2000 non-compliance risks in four categories: (i) internal business systems, (ii) internal electronic equipment and embedded chip technology, (iii) external non-compliance by the Company's suppliers, and (iv) software systems products supplied by the Company to its customers.

INTERNAL BUSINESS SYSTEMS: - In 1996, Instron began a program to ensure that its business systems would be Year 2000 compliant. In accordance with this program, the Company followed a four step process to address the Year 2000 Issue. The first stage consisted of auditing the major business systems and telecommunication switches. This stage identified some minor issues but due to the installation of a new ERP system in 1996 at our two primary manufacturing sites, the exposure was believed to be limited. The second stage, begun in September 1997, was an audit of all departmental systems and network operating systems, which formed the basis for the third stage which identified the corrective actions required, and outlined the necessary plan of action. The

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION (continued)

final stage included the implementation and testing of all required modifications.

     The Company made capital expenditures of approximately $500,000 in 1999 to upgrade computing, networking and telecommunications systems as part of the plan to address the Year 2000 issue.

     The costs associated with identifying and implementing the necessary plan of action have not been material to the Company's financial position.

     INTERNAL ELECTRONIC EQUIPMENT AND EMBEDDED CHIP TECHNOLOGY: - The audit process identified certain telecommunication equipment that needed to be upgraded to address the Year 2000 issue. We believe that the total cost of completing the replacements of this equipment did not have a material adverse effect on the Company's business or results of operations.

     SUPPLIERS: - The Company has not observed any problem with our suppliers which has been due to a Year 2000 issue.

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

     The information presented above sets forth the key steps taken by the Company to address the Year 2000 issue. There can be no absolute assurance that the Company has identified all the issues, but we have observed no major problem which would indicate that any significant issues were not resolved. To date, there has been no failures or disruptions to operations which has resulted in a material adverse effect upon the company's business, financial condition, results of operations, or business prospects.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION (continued)

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended on July 7, 1999 by the issuance of Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133". SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for Instron, and we do not expect its adoption to have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the second quarter of 2000, retroactive to the first quarter of 2000. The Company is currently in the process of assessing the impact, if any, that SAB 101 may have on the financial statements.

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

Certain factors that might cause such a difference include: the fluctuations in interest rates, the stability of financial markets; the level of bookings worldwide for Instron and IST, particularly in Asia; the success of the automobile industry which is the major purchaser of IST products; the operating results and profitability of Satec and IST; the impact of fluctuations in exchange rates and the uncertainties of operating in a global economy, including fluctuations in the economic conditions of the foreign and domestic markets served by the Company which can effect demand for its products and services; the Company's ability to successfully integrate the products and operations of Satec; the Company's ability to identify and successfully consummate strategic acquisitions; the Company's ability to meet the covenants and repayment schedules of the new loan and debt facilities undertaken as a result of the Merger and Recapitalization.

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

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

     At December 31, 1999, the face amount of outstanding forward currency contracts to buy and sell U.S. dollars, Japanese yen and certain European currencies was $11.4 million. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $1.1 million. However, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

     The hypothetical movement disclosed above was estimated by calculating the fair value of the forward currency contracts at December 31, 1999, and comparing that with those calculated using hypothetical forward currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
Report of Independent Accountants.....................................      22
Consolidated Balance Sheets as of December 31, 1999 and 1998..........      23
Consolidated Statements of Operations for the years ended
 December 31, 1999, 1998 and 1997.....................................      24
Consolidated Statements of Stockholders' Equity (Deficit) for the
 years ended December 31, 1999, 1998 and 1997.........................      25
Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997..................................................      26
Notes to Consolidated Financial Statements............................   27-40
Supplemental Financial Information:
 Quarterly Financial Data (Unaudited).................................      41

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF INSTRON CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Instron Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                           /s/ PricewaterhouseCoopers LLP
                                           ------------------------------------
                                           PricewaterhouseCoopers LLP
Boston, Massachusetts
March 14, 2000

                               INSTRON CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                            December 31
                                                                     --------------------------
In thousands, except share and per share data                          1999             1998
-----------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                       $  10,978        $   7,209
     Accounts receivable, net of allowance for doubtful
      accounts of $830 in 1999 and $800 in 1998                         65,481           65,766
     Inventories                                                        31,117           36,121
     Income tax receivable                                               3,594                0
     Deferred income taxes                                               3,879            3,060
     Prepaid expenses and other current assets                           2,428            2,223
                                                                     ---------        ---------

          Total current assets                                         117,477          114,379

     Property, plant and equipment:
     Land and buildings                                                 21,369           21,254
     Machinery and equipment                                            46,109           45,217
     Accumulated depreciation                                          (44,335)         (42,470)
                                                                     ---------        ---------
     Property, plant and equipment, net                                 23,143           24,001

     Goodwill                                                           10,879           12,384
     Deferred income taxes                                                 832              904
     Other assets                                                        5,551            6,586
     Deferred financing costs, net                                       8,793                0
                                                                     ---------        ---------
          Total assets                                               $ 166,675        $ 158,254
                                                                     =========        =========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Short-term borrowings                                           $   2,815        $   6,416
     Accounts payable                                                   11,947           15,807
     Accrued liabilities                                                27,129           22,958
     Accrued employee compensation and benefits                          5,280            6,798
     Accrued income taxes                                                    0               93
     Advance payments received on contracts                              6,907            7,066
                                                                     ---------        ---------
          Total current liabilities                                     54,078           59,138

Long-term debt - revolver                                               28,818           13,216
Senior debt - term loan                                                 30,000                0
13-1/4% senior subordinated notes due 2009                              60,000                0
                                                                     ---------        ---------
          Total long-term debt                                         118,818           13,216

Pension and other long-term liabilities                                  9,532            6,316
                                                                     ---------        ---------

          Total liabilities                                            182,428           78,670
                                                                     ---------        ---------

Commitments and contingencies (Note 11)

Stockholders' equity (deficit):
     Common stock, $1 par value; 7,051,968 shares issued                     0            7,052
     Recapitalized common stock, $0.01 par value; 1,000,000
      shares authorized; 557,164 issued                                    557                0
     Additional paid in capital                                         49,881            8,727
     Deferred compensation                                                   0           (2,662)
     Retained earnings (accumulated deficit)                           (59,043)          72,496
     Accumulated other comprehensive loss                               (7,148)          (4,699)
                                                                     ---------        ---------
                                                                       (15,753)          80,914

     Less:  Treasury stock at cost; 108,262 shares at
                 December 31, 1998                                           0            1,330
                                                                     ---------        ---------
          Total stockholders' equity (deficit)                         (15,753)          79,584
                                                                     ---------        ---------
          Total liabilities and stockholders' equity (deficit)       $ 166,675        $ 158,254
                                                                     =========        =========


        The accompanying notes are an integral part of the consolidated financial statements.

                               INSTRON CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


In thousands, except share and per share data
 (Years Ended December 31)                            1999              1998               1997
--------------------------------------------------------------------------------------------------
Revenue:
     Sales                                       $   176,144        $   152,879        $   129,679
     Service                                          34,420             30,150             25,981
                                                 -----------        -----------        -----------
          Total revenue                              210,564            183,029            155,660
                                                 -----------        -----------        -----------
Cost of revenue:
     Sales                                           105,800             91,410             74,126
     Service                                          23,300             19,644             17,363
                                                 -----------        -----------        -----------
          Total cost of revenue                      129,100            111,054             91,489
                                                 -----------        -----------        -----------
          Gross profit                                81,464             71,975             64,171
                                                 -----------        -----------        -----------
Operating expenses:

     Selling and administrative                       58,535             48,869             44,641
     Research and development                         11,213              8,485              6,959
     Special items charge                                  0              4,975                  0
     Recapitalization compensation expense            13,039                  0                  0
                                                 -----------        -----------        -----------
          Total operating expenses                    82,787             62,329             51,600

          Income (loss) from operations               (1,323)             9,646             12,571
                                                 -----------        -----------        -----------
Other expense (income):
     Gain on sale of land                                  0            (11,076)                 0
     Interest expense                                  4,648              1,175              1,465
     Interest income                                    (780)              (943)              (634)
     Foreign exchange losses                             197                157                185
                                                 -----------        -----------        -----------
          Total other expenses (income)                4,065            (10,687)             1,016
                                                 -----------        -----------        -----------

Income (loss) before income taxes                     (5,388)            20,333             11,555
Provision (benefit) for income taxes                    (397)             8,874              4,391
                                                 -----------        -----------        -----------
Net income (loss)                                $    (4,991)       $    11,459        $     7,164
                                                 ===========        ===========        ===========
Weighted average number of
       basic common shares                         5,089,918          6,667,914          6,455,527

Earnings (loss) per share - basic                $     (0.98)       $      1.72        $      1.11
                                                 ===========        ===========        ===========
Weighted average number of
       diluted common shares                       5,089,918          7,066,257          6,791,801

Earnings (loss) per share - diluted              $     (0.98)       $      1.62        $      1.05
                                                 ===========        ===========        ===========


        The accompanying notes are an integral part of the consolidated financial statements.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                     Accum-
                                                                                                     ulated
                                                           Recap-   Addi-                 Retained   Other
                                                          italized  tional    Deferred    Earnings   Compre-
In thousands, except share and per     Preferred   Common  Common   Paid in  Compensa-  (Accumulated hensive    Treasury    Total
share data                              Series B    Stock   Stock   Capital     tion       Deficit)  Loss        Stock     Equity
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                       $6,520           $ 3,514               $ 55,997   $(2,916)   $  (714)  $ 62,401

  Net income                                                                                 7,164                           7,164

  Translation Adjustment                                                                              (2,774)               (2,774)
                                                                                                                          --------
Comprehensive income (loss)                                                                                                  4,390

Cash dividends declared
  ($.16 per share)                                                                          (1,064)                         (1,064)

33,511 shares issued under
  employee stock option plans                          34               314                                                    348

Restricted Stock grants issued
  during the year                                     270             3,144    $(3,414)                                          0

Amortization of Deferred Compensation                                              179                                         179
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                        6,824             6,972     (3,235)     62,097    (5,690)      (714)    66,254

  Net income                                                                                11,459                          11,459

  Translation Adjustment                                                                                 991                   991
                                                                                                                          --------
Comprehensive income                                                                                                        12,450

Cash dividends declared
  ($.16 per share)                                                                          (1,060)                         (1,060)

228,270 shares issued under
  employee stock option plans                         228             1,755                                                  1,983

Purchase of 33,310 treasury shares                                                                                 (616)      (616)

Amortization of Deferred Compensation                                              573                                         573
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                        7,052             8,727     (2,662)     72,496    (4,699)    (1,330)    79,584

  Net income (loss)                                                                         (4,991)                         (4,991)

  Translation Adjustment                                                                              (2,449)               (2,449)
                                                                                                                          --------
Comprehensive income (loss)                                                                                                 (7,440)

Cash dividends declared
  ($.04 per share)                                                                            (268)                           (268)

34,742 shares issued under
  employee stock option plans                          35               352                                                    387

Amortization of Deferred Compensation                                              366                                         366

Recapitalization related
  transactions:

    Retirement of 108,262 shares
     of treasury stock                               (108)           (1,222)                                      1,330          0

    Recognition of deferred
     compensation                                                                2,296                                       2,296

    Conversion of 324,755 shares
     of common stock to 324,755 shares
     of preferred stock                   $ 325      (325)                                                                       0

    Issuance of warrants                                              2,250                                                  2,250

    Repurchase of all outstanding
     common stock                                  (6,654)          (10,107)              (126,280)                       (143,041)

    Conversion of 324,755 shares of
     preferred stock to 64,951 shares
     of Recapitalized common stock         (325)             $ 65       260                                                      0

    Purchase of 492,480 shares of
     Recapitalized common stock                               492    53,680                                                 54,172

    Fees related to recapitalization                                 (4,059)                                                (4,059)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                 -          -    $557   $49,881          -    $(59,043)  $(7,148)         -   $(15,753)
==================================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements

                               INSTRON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands (Years Ended December 31)                                                1999            1998           1997
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $ (4,991)         $ 11,459        $ 7,164
Adjustments to reconcile net income to net cash provided by
 operating activities:
     (Gain) on the sale of property, plant and equipment                                  0           (11,076)           (88)
     Depreciation and amortization                                                    8,651             7,106          6,494
     Non-cash recapitalization related costs                                          3,874                --             --
     Provision for losses on accounts receivable                                        288                73             27
     Deferred taxes                                                                    (747)             (580)           306
     Changes in assets and liabilities, excluding the effects
      from purchase of business:
          Income tax receivable                                                      (3,687)               --             --
          (Increase) decrease in accounts receivable                                   (285)           (6,312)        (1,335)
          (Increase) decrease in inventories                                          4,743               165          2,563
          (Increase) decrease in prepaid expenses and other
           current assets                                                              (196)            2,055         (2,028)
          Increase (decrease) in accounts payable and accrued
           expenses                                                                  (1,151)            3,097          3,477
          Increase in other long-term liabilities                                     2,016               --             --
          Other, net                                                                   (596)             (711)           409
                                                                                   --------          --------        -------
          Net cash provided by operating activities                                   7,919             5,276         16,989
                                                                                   --------          --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment                                  66            13,684            376
Capital expenditures                                                                 (4,593)           (5,841)        (4,176)
Purchase of business                                                                     --           (13,086)        (2,010)
Capitalized software costs                                                           (2,206)           (1,490)          (637)
Other, net                                                                              362               (31)           220
                                                                                   --------          --------        -------
     Net cash used by investing activities                                           (6,371)           (6,764)        (6,227)
                                                                                   --------          --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) of lines of credit and borrowing
 arrangements prior to recapitalization                                             (16,817)            5,609         (9,730)
Borrowings under new revolving line of credit                                        28,818                --             --
Issuance of senior subordinated notes                                                60,000                --             --
Issuance of senior term loan                                                         30,000                --             --
Net borrowings, Revolver line of credit                                                   0               199           (173)
Debt financing fees                                                                  (6,812)               --             --
Recapitalization related fees                                                        (4,059)               --             --
Issuance of Recapitalized common stock                                               54,172                --             --
Cash dividends paid                                                                    (268)           (1,060)        (1,064)
Proceeds from exercise of stock options                                                 387             1,983            348
Purchase of treasury stock, common stock and options
 outstanding                                                                       (143,041)             (616)             0
                                                                                   --------          --------        -------

     Net cash provided (used) in financing activities                                 2,380             6,115        (10,619)
                                                                                   --------          --------        -------
Effect of exchange rate changes on cash                                               (159)                16           (118)
                                                                                   --------          --------        -------
Net increase (decrease) in cash and cash equivalents                                  3,769             4,643             25
Cash and cash equivalents at beginning of year                                        7,209             2,566          2,541
                                                                                   --------          --------        -------
Cash and cash equivalents at end of period                                         $ 10,978          $  7,209        $ 2,566
                                                                                   ========          ========        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest (net of amount capitalized)                                          $  2,106          $  1,430        $ 1,671
     Income taxes                                                                     2,388             9,145          3,041
Conversion of common stock to preferred stock                                           325                --             --
Conversion of preferred stock to Recapitalized common stock                             325                --             --
Issuance of common stock warrants                                                     2,250                --             --
Retirement of treasury stock                                                          1,330                --             --

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities incurred or assumed in business acquisitions                           $     --          $ 12,917        $   639
                                                                                                     ========        =======


        The accompanying Notes are an integral part of the consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

Instron Corporation (the "Company") was founded in 1946 and is a global company that designs, manufactures, markets and services material and structural testing systems, software and accessories. The Company's products are used principally in research and development and quality control applications to test the mechanical properties of various materials, components and structures.

2.   MERGER AGREEMENT AND RECAPITALIZATION

On May 6, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Kirtland Capital Partners III L.P. ("Kirtland") and ISN Acquisition Corporation, a corporation newly formed by Kirtland ("MergerCo"), pursuant to which Kirtland and certain affiliates, together with members of Instron's management and certain members of Instron's Board of Directors who are also stockholders (collectively, the "Rollover Stockholders"), agreed to acquire the Company.

On September 3, 1999, the Company's stockholders approved the Agreement and Plan of Merger dated as of May 6, 1999, as amended. The Company completed its merger by and among Instron Corporation, ISN Acquisition Corporation and Kirtland Capital Partners III L.P. on September 29, 1999. The merger and related transactions were treated as a Recapitalization (the "Recapitalization") for financial reporting purposes. Accordingly, the historical basis of the Company's assets and liabilities was not affected by these transactions.

Under the Merger Agreement, the MergerCo merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). Pursuant to the Merger, each outstanding share of the Company's common stock (except for shares held by the Company, its subsidiaries and MergerCo), was converted into the right to receive a cash payment of $22.00, without interest. Certain shares of the Company's common stock held by the Rollover Stockholders have been converted into shares of stock of the surviving corporation.

As of December 31, 1999, the Company has incurred compensation expenses of $13.0 million as a result of the Recapitalization. In addition, the Company incurred costs of $13.1 million directly related to the Recapitalization. Of these transaction costs, $9.0 million was capitalized and will be amortized over the life of the 13 1/4% Senior Subordinated Notes (the "Notes") and the Senior Credit Facility, and $4.1 million was charged to stockholders' equity.

The Notes were originally issued as part of a unit offering. Each unit ("Unit") consisted of a $1,000 principal amount Note and one warrant to purchase 0.5109 shares of Instron's recapitalized common stock (the "Warrants"). On February 14, 2000, the Notes were registered with the Securities and Exchange Commission (the "SEC"), at which time the Units separated into their component Notes and Warrants. The Notes and Warrants may now be traded separately and the Units have ceased to exist.

3.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of all domestic and foreign subsidiaries. Significant intercompany transactions and balances have been eliminated. Certain reclassifications were made to prior years' amounts to conform with the 1999 presentation.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates in these financial statements include net realizable value of inventories, allowances for accounts receivable, warranty reserves, tax valuation reserves and one time charges. Actual results could differ from those estimates.

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

FOREIGN EXCHANGE RISK MANAGEMENT The Company regularly enters into forward contracts primarily denominated in Japanese yen and certain European currencies to hedge sales and purchase commitments. Forward currency contracts have maturities of less than one year. These contracts are used to reduce the Company's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. The Company does not engage in currency speculation. The Company's policy is to defer gains and losses on these contracts until the corresponding losses and gains are recognized on the items being hedged. Both the contract gains and losses and the losses and gains on the items being hedged are included in costs of goods sold. The unrealized losses were not material in 1999 and 1998 as the fair value of these contracts were approximately equal to the fair value of the underlying exposures.

At December 31, 1999, the face amount of outstanding forward currency contracts to sell U.S. dollars for non-U.S. currencies was $0.3 million, Japanese yen for German deutschemarks was $6.7 million, Japanese yen for British pounds $3.8 million and French francs for British pounds was $0.6 million.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents.

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

INTANGIBLE ASSETS Intangible assets are stated at cost and amortized using the straight-line method over the estimated useful life of the assets which ranges from 3 to 10 years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate the carrying value of the assets may not be recoverable. Impairment of intangible assets is measured on the basis of whether anticipated future discounted operating cash flows expected from the assets will recover the recorded respective intangible asset balances over the remaining amortization period. At December 31, 1999, no amount has been determined to be impaired.

Goodwill and purchased technology are included in long term other assets and the related amortization was $2,139,000, $1,503,000 and $1,249,000 in 1999, 1998 and
1997, respectively.

PROPERTY, PLANT AND EQUIPMENT Depreciation is computed principally using the straight-line method over the estimated useful lives of 10 to 25 years for land improvements, 10 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Maintenance and repairs are expensed as incurred. Depreciation expense was $4,669,000, $4,239,000 and $4,341,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Upon retirement or disposition, the cost and related accumulated depreciation of the assets disposed of are removed from the accounts, with any resulting gain or loss recorded in operations. On March 27, 1998, the Company sold 42 acres of excess land in Canton, Massachusetts for $13.5 million.

SOFTWARE DEVELOPMENT COSTS Certain software development costs are capitalized and then amortized over future periods. Amortization of capitalized software costs is computed on a product-by-product basis over the estimated economic life of the product, generally three years. Unamortized software costs included in other assets were $3,270,000, $2,272,000 and $1,574,000 at December 31, 1999,
1998 and 1997, respectively. Software development costs of $2,206,000, $1,490,000 and $637,000 were capitalized during 1999, 1998 and 1997, respectively. The amounts amortized and charged to expense in 1999, 1998 and 1997 were $1,208,000, $792,000, and $725,000, respectively.

REVENUE RECOGNITION Revenue from product sales are recognized at time of shipment. Revenue from services are recognized as services are performed and ratably over the contract period for service maintenance contracts.

RESEARCH AND DEVELOPMENT Cost relating to research and development are expensed as incurred.

INCOME TAXES Deferred income taxes are provided using the liability method, which estimates future tax effects of differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Tax credits are recorded as a reduction in income taxes.

Provisions are made for the U.S. income tax liability on earnings of foreign subsidiaries, except for locations where the Company has designated earnings to be permanently invested. Such earnings amounted to approximately $19,869,000 at year-end 1999.

FAIR VALUE The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt. The carrying amounts of these instruments approximates fair value.

EARNINGS PER SHARE Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of potential common stock outstanding using the "treasury stock method."

The following is a reconciliation of the basic and diluted EPS calculations for the years ended December 31:


In thousands, except per share data                1999         1998       1997
--------------------------------------------------------------------------------
Net income (loss)                                $(4,991)     $11,459     $7,164
                                                 =======      =======     ======
     Weighted average number of common
      shares outstanding - basic                   5,090        6,668      6,456
     Dilutive effect of stock options
      outstanding                                      0          398        336
                                                 -------      -------     ------
     Weighted average of common and dilutive
      shares - diluted                             5,090        7,066      6,792
                                                 =======      =======     ======
     BASIC EARNINGS PER SHARE                    $ (0.98)     $  1.72     $ 1.11
                                                 =======      =======     ======
     DILUTED EARNINGS PER SHARE                  $ (0.98)     $  1.62     $ 1.05
                                                 =======      =======     ======

At December 31, 1999, Instron had outstanding options of 45,905 shares of recapitalized common stock and outstanding warrants of 30,654 shares of recapitalized common stock. These potential common shares have been excluded from the diluted earnings per share computation as their inclusion would have an antidilutive effect on loss per share.

NEW ACCOUNTING PRONOUNCEMENTS In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended on July 7, 1999 by the issuance of Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133".
SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for Instron, and we do not expect its adoption to have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin provides guidance from the staff on applying generally accepted accounting principals to revenue recognition in financial statements. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the second quarter of 2000, retroactive to the first quarter of 2000. The Company is currently in the process of assessing the impact, if any, that SAB 101 may have on the financial statements.

4.   ACQUISITIONS

On August 4, 1998, the Company acquired substantially all the assets of Satec Systems, Inc. of Grove City, Pennsylvania, for approximately $12.6 million in cash. Satec is a manufacturer of a range of materials testing equipment sold primarily in the United States. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. In conjunction with this acquisition the Company recorded $7.2 million of goodwill which is being amortized over ten years. The operating results of Satec have been included in the Company's consolidated results of operations from the date of acquisition.

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

The following pro forma information assumes that the acquisitions of Satec and the remaining interest in IST had occurred as of January 1, 1997, and includes the assumed impact of goodwill amortization expense recorded as a result of the acquisitions:

                                 1998             1997
                               --------         --------
Sales                          $219,748         $205,643
Net income                       10,762            6,708
Earnings per share - basic         1.61             1.04
Earnings per share - diluted       1.52             0.99

5.   INVENTORIES

Inventories at December 31 were as follows:


In thousands                                          1999                1998
--------------------------------------------------------------------------------
Raw materials                                        $13,346             $13,257
Work in process                                        9,823              16,560
Finished goods                                         7,948               6,304
                                                     -------             -------
  Total inventory                                    $31,117             $36,121
                                                     =======             =======

Inventories valued at LIFO amounted to $7,845,000 and $9,056,000 at December 31, 1999 and 1998, respectively. The excess of current cost over stated LIFO value was $5,588,000 at December 31, 1999 and $5,205,000 at December 31, 1998.

During 1999, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 1999 purchases, the effect of which was not material to costs of goods sold, net loss or loss per share.

6.   DEFERRED FINANCING COSTS

DEFERRED FINANCING COSTS at December 31, 1999, were comprised of the following:


In thousands                                                              1999
--------------------------------------------------------------------------------
Financing fees of notes                                                  $4,316
Financing fees of Senior                                                  2,496
  Credit facility                                                         2,250
                                                                         ------
                                                                          9,062
Amortization of financing fees and debt discount                           (269)
                                                                         ------
  Total deferred financing costs                                         $8,793
                                                                         ======



7.   BORROWING ARRANGEMENTS

As part of the Recapitalization, the Company entered into a Senior Credit Facility providing for a Revolving Credit Facility of up to $50.0 million (subject to an available borrowing base) and a Term Loan Facility of $30.0 million, maturing in five and one-half years, unless terminated sooner upon certain events of default. If terminated upon an event of default, all outstanding advances under the credit facility may be required to be immediately repaid. The revolving portion of the Senior Credit Facility can be used to complete permitted acquisitions or for working capital and other general corporate purposes. Borrowings under the Senior Credit Facility will bear interest, at our option, at either the higher of the federal funds rate plus 0.5% or the prime rate plus 1.25%, or a LIBOR rate plus 2.75%. The weighted average interest rate on the loans under the Senior Credit Facility was 9.07% per annum for the period commencing September 29, 1999 and ending December 31, 1999.

Ability to borrow under the Senior Credit Facility will be subject to the Company's compliance with the covenants described below. In addition, the Company incurred $60 million of debt through the sale of its 13 1/4% Senior Subordinated Notes and Warrants (the "Senior Subordinated Notes"). The Warrants, when exercised, will entitle the holder thereof to receive 0.5109 of a fully paid and non-assessable share of common stock, par value $0.01 per share at an exercise price of $0.01 per share, subject to adjustment. The Warrants will be exercisable on or prior to September 15, 2009. The value of the Warrants on the date of the Recapitalization was $2.3 million and this value is being amortized over 10 years.

Under the mandatory repayment schedule of the Term Loan Facility, the Company is required to make scheduled repayments in twenty-two quarterly installments of principal with interest thereon on the first day of each January, April, July and October commencing January 1, 2000. The Senior Subordinated Notes, which mature in 2009, require interest to be paid semi-annually in arrears each March 15 and September 15. The interest on the Revolving Credit Facility is due quarterly in arrears.

The Company is also required, under the Terms of the Senior Credit
Facility, to pay a commitment fee based on the unused amount of the Revolving Credit Facility. The rate of 0.50% is an annual rate, paid quarterly in arrears.

All of our obligations under the Senior Credit Facility are and will be secured by a first priority lien on substantially all of the properties and assets of Instron and our existing and future domestic subsidiaries. In addition, our obligations under the Senior Credit Facility are and will be secured by a first priority pledge of and security interest in all of the outstanding capital stock of our existing domestic subsidiaries and future domestic subsidiaries and a pledge of 65% of the outstanding capital stock of some foreign subsidiaries. Certain of our foreign subsidiaries have also granted a lien on substantially all of their properties and assets.

The Senior Credit Facility requires that the Company meet and maintain certain financial ratios and tests, including a minimum consolidated net worth, consolidated EBITDA, consolidated interest coverage ratio, consolidated fixed charge coverage ratio, maximum consolidated leverage ratio and senior leverage ratio.

























The Senior Credit Facility also contains covenants that limit the ability of the Company and its operating subsidiaries to take various actions, including incurring additional indebtedness and liens and entering into some leases, fundamentally changing corporate structure, including mergers, consolidations and liquidations, acquiring and disposing of property, making principal payments on indebtedness prior to maturity, dividends and capital stock purchases, investments, capital expenditures, some modifications to organizational documents, changing fiscal periods, entering into sale and leaseback transactions, entering into affiliate transactions, entering into agreements restricting distributions, amending the acquisition documents, granting negative pledges and making a material change in the nature of the Company's business. The Senior Subordinated Notes are governed by negative covenants that are substantially similar or less restrictive than those of the Senior Credit Facility.

The Senior Credit Facility contains customary events of default with respect to the Company and its operating subsidiaries, including defaults with respect to other indebtedness.

The Company's subsidiaries have other overdraft and borrowing facilities allowing advances up to approximately $3.9 million. At December 31, 1999, the outstanding portion of these facilities was $2.8 million, which has been classified as short-term debt. Bank guarantees outstanding at December 31, 1999, for which the Company is contingently liable, amounted to $7.9 million and related principally to performance contracts.

8.   INCOME TAXES

     Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse income tax provisions in the year in which the credits arise.

     The Company does not provide for U.S. income tax liability on undistributed earnings of its foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax. Accordingly, no material provision has been made for taxes that might be payable upon remittance of such non-U.S. earnings.

The significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:


In thousands                                              1999            1998
--------------------------------------------------------------------------------
Employee benefits                                        $ 5,966        $ 4,634
Inventories                                                2,838          3,280
Accrued expenses                                             937          1,305
Foreign tax credits                                        1,263             --
                                                         -------        -------
   Total deferred assets                                  11,004          9,219
                                                         -------        -------
Accrued expenses                                            (252)          (246)
Fixed assets                                              (1,442)        (1,517)
Capitalized software costs and intangibles                (3,336)        (3,002)
                                                         -------        -------
   Total deferred liabilities                             (5,030)        (4,765)
                                                         -------        -------
Valuation reserve                                         (1,263)          (490)
                                                         -------        -------
   Total net deferred assets                             $ 4,711        $ 3,964
                                                         =======        =======

Prior to 1999, a valuation reserve had been established where, based upon available evidence, it was more likely than not that certain foreign deferred tax assets would not be realized. During 1999, this valuation reserve has been eliminated as these foreign assets were in fact recovered.

Also in 1999, the Company has foreign excess tax credits against which the Company has elected to provide a valuation allowance because of a limited carry-forward period and the uncertainty that the credits will be realized.

The components of income (loss) before income taxes consisted of the following:

In thousands                          1999               1998              1997
--------------------------------------------------------------------------------
Domestic                            $(6,448)           $17,775           $ 5,664
Foreign                               1,060              2,558             5,891
                                    -------            -------           -------
     Total                          $(5,388)           $20,333           $11,555
                                    =======            =======           =======

Income tax provisions (benefits) were as follows:


In thousands                                      1999        1998        1997
-------------------------------------------------------------------------------
Current:
  Federal                                       $   104      $6,441     $ 1,701
  Foreign                                        (1,469)      1,896       2,090
  State                                             221         381         172
                                                -------      ------     -------
                                                 (1,144)      8,718       3,963
                                                -------      ------     -------
Deferred, net:
  Federal & State                                (1,451)        139         518
  Foreign                                         2,198          17         (90)
                                                -------      ------     -------
                                                    747         156         428
                                                -------      ------     -------
     Total provision (benefit) for              $  (397)     $8,874     $ 4,391
       income taxes                             =======      ======     =======

The provisions for income taxes varied from the United States statutory rate of 34% for 1999, 35% for 1998 and 34% for 1997 principally because of the tax effect of the following:

In thousands                                    1999         1998         1997
-------------------------------------------------------------------------------
Tax provision at United States
     statutory rate                           $(1,832)     $ 7,117      $ 3,929
Effect of earnings of foreign operations
     subject to different tax rates             1,520        1,019           (2)
State taxes, net of federal
     income tax benefit                           103          247          114
Benefit of Foreign Sales Corporation             (111)         (76)         (68)
Goodwill and amortization                           0            0          356
All other, net                                    (77)         567           62
                                              -------      -------      -------
     Total tax provision                      $  (397)     $ 8,874      $ 4,391
                                              =======      =======      =======

9.  EMPLOYEE PENSION AND RETIREMENT PLANS

The Company maintains qualified defined benefit pension plans covering United States employees and employees of Instron's United Kingdom subsidiary. The benefits are based on years of service and final average compensation at the date of retirement. The Company's general policy is to fund the pension plans to the extent such contributions are deductible under standards established by the Internal Revenue Service in the U.S. and the Inland Revenue in the U.K. Plan assets in the U.S. consist of mutual funds which invest primarily in common stocks, corporate bonds, U.S. government notes and temporary cash investments. In the U.K., plan assets are invested in funds whose assets consist primarily of common stocks, bonds and other securities. Employees of the Japan subsidiary receive lump sum payments as a multiple of annual salary at retirement or termination, based on years of service. These Japanese benefits are unfunded.

Net periodic pension costs include the following components for the years ended December 31:

                                               1999                            1998                            1997
                                     -------------------------       -------------------------       ---------------------------
In thousands                            U.S.     U.K.   Japan           U.S.     U.K.   Japan           U.S.     U.K.   Japan
--------------------------------------------------------------------------------------------------------------------------------
Service cost                         $ 1,217  $ 1,796  $  201        $ 1,122  $ 1,749  $  222        $   961  $ 1,357  $  231
Interest cost                          2,094    1,967     127          1,911    2,278     171          1,799    1,990     201
Expected return on plan assets        (2,321)  (2,755)      0         (2,077)  (2,971)      0         (1,914)  (2,742)      0
Amortization of transition asset
 (liability)                              (9)     (74)     21             (9)     (76)     18             (9)     (75)     19
Amortization of prior service cost        44      (55)      0             44      (73)      0             44      (89)      0
Amortization of unrecognized
 (gain) loss                               2        0     (24)             2        0       0              1      (59)      0
Settlement gain                            0        0       0              0        0    (118)             0        0       0
                                     -------  -------  ------        -------  -------  ------        -------  -------  ------
     Net periodic pension cost       $ 1,027  $   879  $  325        $   993  $   907  $  293        $   882  $   382  $  451
                                     =======  =======  ======        =======  =======  ======        =======  =======  ======


Assumptions used in the accounting for the Company's U.S., U.K., and Japan plans at December 31 were:

                                               1999                           1998                              1997
                                     -----------------------         ---------------------           --------------------------
                                       U.S.    U.K.    Japan           U.S.   U.K.    Japan             U.S.    U.K.   Japan
-------------------------------------------------------------------------------------------------------------------------------
Weighted average discount rate        7.0%     6.0%     3.25%        6.75%    5.5%     4.0%             7.0%    6.5%    5.0%
Rates of increase in
 compensation levels                  4.25     4.0      3.0          4.25     4.0      3.0              4.5     4.75    4.0
Expected long-term rate of
 return on assets                     9.0      6.75      --          9.0      7.25      --              9.0     8.75     --

The following is a reconciliation of the Projected Benefit Obligation as of December 31:


                                                1999                           1998                             1997
                                     -------------------------       ------------------------        --------------------------
In thousands                           U.S.     U.K.    Japan          U.S.    U.K.    Japan            U.S.    U.K.   Japan
-------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation
 at prior year end                   $29,541  $37,414  $3,040        $26,209  $33,222  $3,221        $23,246  $24,681  $3,404
Service cost                           1,217    1,796     201          1,122    1,749     222            961    1,357     231
Interest cost                          2,094    1,967     127          1,911    2,278     171          1,799    1,990     201
Actuarial (gain) loss                   (532)  (3,585)    230          1,170    1,160    (102)           989    7,019    (205)
Benefits paid                           (933)  (1,330)    (28)          (871)  (1,437)      0           (786)  (1,288)    (10)
Plan amendments                            0      181       0              0      262       0              0      287       0
Plan participants' contribution
 and government refund                     0      246       0              0        0       0              0        0       0
Settlement                                 0        0       0              0        0    (872)             0        0       0
Foreign currency gain (loss)               0     (996)    395              0      180     400              0     (824)   (400)
                                     -------  -------  ------        -------  -------  ------        -------  -------- ------
Projected Benefit Obligation
 at year end                         $31,387  $35,693  $3,965        $29,541  $37,414  $3,040        $26,209  $33,222  $3,221
                                     =======  =======  ======        =======  =======  ======        =======  =======  ======

The following is a reconciliation of the beginning and ending balances of the fair value of Plan assets at December 31:

                                                1999                            1998                            1997
                                     -------------------------       -------------------------       --------------------------
In thousands                           U.S.     U.K.    Japan          U.S.     U.K.     Japan          U.S.    U.K.   Japan
-------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets
 at prior year end                   $29,470  $39,078  $    0        $26,650  $33,522  $     0       $24,865  $29,748  $     0
Actual return on plan assets           3,959    6,803       0          3,667    5,475        0         2,546    4,812        0
Employer contributions                    24      838      28             24    1,334      551            25    1,288       10
Benefits paid                           (933)  (1,330)    (28)          (871)  (1,437)    (551)         (786)  (1,288)     (10)
Plan participants' contribution
 and government refund                     0      246       0              0        0        0             0        0        0
Foreign currency gain (loss)               0   (1,051)      0              0      184        0             0   (1,038)       0
                                     -------  -------  ------        -------  -------  -------       -------  -------  -------
Fair value of plan assets
 at year end                         $32,520  $44,584  $    0        $29,470  $39,078  $     0       $26,650  $33,522  $     0
                                     =======  =======  ======        =======  =======  =======       =======  =======  =======

The funded status of the Company's U.S., U.K. and Japan plans and amounts recognized in the Consolidated Balance Sheet at December 31 were:

                                                1999                            1998                            1997
                                     -------------------------       -------------------------       --------------------------
In thousands                           U.S.     U.K.    Japan          U.S.     U.K.     Japan          U.S.    U.K.   Japan
-------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation
 in excess of (less than)
 plan assets                         $(1,134) $(8,891) $3,965        $    71  $(1,664) $ 3,040       $  (441) $  (300) $3,221
Unrecognized asset (liability)
 at transition                            40      378    (247)            48      465     (243)           57      538    (229)
Unrecognized prior service cost         (417)     481       0           (461)     737        0          (505)   1,066       0
Unrecognized gain (loss)               6,276    7,779     438          4,104      163      648         3,683   (1,177)    259
                                     -------  -------  ------        -------  -------  -------       -------  -------  ------
Pension liability/assets included
 in Consolidated Balance Sheet       $ 4,765  $  (253) $4,156        $ 3,762  $  (299) $ 3,445       $ 2,794  $   127  $3,251
                                     =======  =======  ======        =======  =======  =======       =======  =======  ======

The expense of all pension plans for 1999, 1998 and 1997 was $2,231,000, $2,193,000, and $1,715,000, respectively. The Company also sponsors a Savings and Security Plan for all U.S. employees. The plan (in accordance with section 401(k) of the Internal Revenue Code) offers participating employees a program of regular savings and investment, funded by their own contributions and those of the Company. The amounts charged to operating expense for this plan were $643,000, $582,000 and $530,000 in 1999, 1998 and 1997, respectively.

10.  STOCK OPTION PLANS

The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company has one stock option plan currently in effect under which future grants may be issued: the 1999 Stock Option Plan. As of December 31, 1999 64,715 shares were authorized by the Company for grants of options or shares. Stock Options granted during 1999 generally have a maximum term of ten years and vest equally over five years. Options granted in 1998 and 1997, generally had a maximum term of eight years and vested equally over four years.

A summary of the Company's stock option activity for the years ended December 31 follows:

                                                                  Weighted
                                            Number                Average
                                          of Options          Exercise Prices
                                          ----------          ---------------
     Outstanding at
     December 31, 1996                      978,724              $ 11.49
     Granted, 1997                            5,000                12.25
     Exercised, 1997                        (37,385)               11.02
     Terminated, 1997                       (13,000)               12.43
                                           --------
     Outstanding at
     December 31, 1997                      933,339              $ 11.51
     Granted, 1998                           77,250                16.71
     Exercised, 1998                       (260,848)                9.92
     Terminated, 1998                       (24,937)               13.90
                                           --------
     Outstanding at
     December 31, 1998                      724,804              $ 12.55
     Granted in 1999, prior to
       recapitalization(2)                    5,000                15.88
     Exercised in 1999, prior to
       recapitalization                    (598,179)               12.56
     Terminated in 1999, prior to
       recapitalization                      (6,625)               14.64
                                           --------
     Outstanding at
     September 29, 1999                     125,000              $ 12.53

     Impact of recapitalization(1)         (100,000)
                                           --------
     Options outstanding post-
        recapitalization                     25,000              $ 62.67

      Granted in 1999, post-
        recapitalization                     23,360               110.00
      Terminated in 1999, post-
        recapitalization                     (5,455)               83.84
                                           --------

     Outstanding at December 31, 1999        45,905              $ 87.33
                                           ========

(1) Options to purchase up to an aggregate of 125,000 shares of our common stock held by members of management were converted into options to purchase up to an aggregate of 25,000 shares of our common stock following the recapitalization. Each of these retained options is fully vested and exercisable.

(2) Includes 563,437 options that were purchased upon consummation of the recapitalization.

At December 31, 1999, 1998 and 1997, respectively, there were 21,700, 502,735 and 656,902 options exercisable with a weighted average exercise price of $62.05, $11.84 and $10.94. Exercise prices for options outstanding as of December 31, 1999, ranged from $53.75 to $110.00. The weighted average remaining contractual life of those options is 6.9 years.

The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 was $51.74, $7.39 and $5.04 per option, respectively. The fair value of these options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.23%, 5.07% and 5.70%; dividend yields of 0.0%, 0.97% and 1.31%; volatility factors of the expected market price of the Company's common stock of .32, .35 and .31; and a weighted average expected life of the options of 8.8, 7.9 and 8.0 years.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997, the Company's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

                                             1999         1998          1997
                                             ----         ----          ----
     Net income (loss) - pro forma         $(5,606)      $10,871       $6,691
     Earnings (loss) per share - basic     $ (1.10)      $  1.63       $ 1.04
     Earnings (loss) per share - diluted   $ (1.10)      $  1.54       $  .99

The pro forma effect on net income for 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

On May 14, 1997 and October 29, 1997, respectively, the Company issued 250,000 and 20,500 shares of restricted stock to key employees, which resulted in $3,414,000 of non-cash deferred compensation to be recognized as operating expense over a seven year period. Vesting was accelerated upon the change in control associated with the recapitalization which resulted in a charge to earnings in the third quarter of 1999 of $2,296,000.

11.   OPERATING LEASE COMMITMENTS

Rental expense amounted to $5,551,000, $3,998,000 and $3,697,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, minimum annual commitments under noncancellable operating leases with terms of more than one year are:

                                                                    Later
 In thousands        2000     2001     2002     2003     2004       Years
--------------------------------------------------------------------------
                   $4,160    $3,182   $2,717    $785     $559       $593

12.  SPECIAL ITEMS CHARGES

During the first quarter of 1998, the Company recorded a special items charge to operations to undertake a consolidation of its European operations and write-down the value of certain non-performing assets. A pre-tax charge of $5.0 million was taken in the quarter ended March 28, 1998 to cover these actions. The special items charge includes termination benefits, the costs to exit a manufacturing facility, other asset impairments and other related costs. The Company has closed down a manufacturing plant in Germany, relocated sales and service support personnel to another Instron location in Germany and has moved the manufacturing operation to the United Kingdom. During 1998 the Company paid $1.4 million for termination benefits and related costs and $1.6 million for the costs to shutdown and exit a manufacturing facility in Germany. In addition, the Company wrote-off $1.0 million of non-performing assets in 1998, primarily relating to its interest in Lightspeed Simulation Systems. The balance of the Special Items accrual of $460,000 at December 31, 1999 relates primarily to the Company's obligation under a long-term lease agreement in Germany, partially offset by estimated income under a sub-lease arrangement.

13.   INDUSTRY SEGMENT AND FOREIGN OPERATIONS

SFAS 131 establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas, and major customers. The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has two operating units: Materials Testing and Structural Testing.

Instron's Materials Testing business manufactures and markets material testing instruments (electromechanical, servohydraulic, hardness and impact), software and accessories. The structural testing business manufactures and markets systems for simulating real-life testing of components and products. The economic characteristics, production processes, core technology, types and classes of customers, method of distribution and regulatory environments are similar for both of these operating units which operate within the material testing industry. As a result of these similarities, both units have been aggregated into one reporting segment for financial statement purposes.

The following table summarizes the Company's operations by significant geographic location for the years ended December 31:


In thousands                           1999           1998           1997
---------------------------------------------------------------------------
REVENUE, INCLUDING INTERAREA SALES
       United States                $ 108,322      $ 102,860      $  76,314
       Germany                         44,007         26,293         14,484
       Rest of Europe                  50,289         54,395         52,393
       Asia/Latin America              33,512         31,335         40,004
       Rest of World                    4,588          3,552          3,868
       Eliminations                   (30,154)       (35,406)       (31,403)
                                    ---------      ---------      ---------
         Total revenue              $ 210,564      $ 183,029      $ 155,660
                                    =========      =========      =========

IDENTIFIABLE ASSETS AT YEAR-END
       United States                $  61,481      $  64,903      $  38,384
       United Kingdom                  28,777         24,227         24,883
       Germany                          8,352         22,983          6,771
       Rest of Europe                  29,422         14,319         11,020
       Asia/Latin America              19,879         18,232         18,645
       Rest of World                    2,415          1,965          2,072
       Corporate                       18,555         13,335         18,066
       Eliminations                    (2,202)        (1,710)          (856)
                                    ---------      ---------      ---------
         Total assets               $ 166,675      $ 158,254      $ 118,985
                                    =========      =========      =========

Sales between geographic areas in 1999, 1998 and 1997, respectively, consisted primarily of $14,087,000, $20,023,000 and $13,091,000 from the United States and $15,777,000, $15,204,000 and $18,168,000 from European operations. Transfers between geographic areas are at manufacturing cost plus a markup factor.

14. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

     Some of our wholly owned subsidiaries will not be guarantors of our senior subordinated notes. In the event of a bankruptcy, liquidation or reorganization of any of these non-guarantor subsidiaries, these non-guarantor subsidiaries will pay the holders of their debts and their trade creditors before they will be able to distribute any of their assets to us. Summarized below is selected financial information for the guarantor subsidiaries and the non-guarantor subsidiaries as of December 31, 1999 and for the twelve month period then ended:

                                                  Combined Company         Combined
                                                   and Guarantor         Non-Guarantor
In thousands                                       Subsidiaries          Subsidiaries         Total
-----------------------------------------------------------------------------------------------------
Balance Sheet Data as of December 31, 1999:
     Current Assets ..........................       $ 54,349              $63,128          $117,477
     Total Assets ............................         92,929               73,746           166,675
     Total Liabilities .......................        132,748               49,680           182,428
     Stockholders' Equity (deficit) ..........        (39,606)              23,853           (15,753)

Statement of Income Data for the twelve months
     ended December 31, 1999
     Total Revenue ...........................        131,616               78,948           210,564
     Income (loss) before income taxes .......         (6,143)                 755            (5,388)
     Net income (loss) .......................         (5,287)                 296            (4,991)

                       SUPPLEMENTAL FINANCIAL INFORMATION
                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)


                                      Quarter     Quarter     Quarter        Quarter
In thousands, except per share data      1           2           3              4           Year
----------------------------------------------------------------------------------------------------
1999:
Total revenue                         $48,745     $52,260     $ 49,948      $ 59,611      $ 210,564
Gross profit                           19,891      19,641       18,717        23,215         81,464
Income (loss) before income taxes       2,569       3,004      (10,120)         (841)        (5,388)
Net income (loss)                       1,593       1,863       (7,813)         (634)        (4,991)
Earnings per share - basic*              0.24        0.28        (1.15)        (1.14)         (0.98)
Earnings per share - diluted*            0.22        0.26        (1.15)        (1.14)         (0.98)
----------------------------------------------------------------------------------------------------

1998:
Total revenue                         $33,869     $37,761     $ 43,331      $ 68,068      $ 183,029
Gross profit                           13,742      15,734       16,718        25,781         71,975
Income before income taxes              8,159       2,914        3,403         5,857         20,333
Net income                              3,911       1,807        2,110         3,631         11,459
Earnings per share - basic*              0.60        0.27         0.32          0.54           1.72
Earnings per share - diluted             0.55        0.25         0.30          0.52           1.62
----------------------------------------------------------------------------------------------------

* The sum of the quarterly earnings per share does not equal the amount reported for the year, as per share amounts are calculated independently and are based on the weighted average common shares outstanding for each period and includes the effects of the recapitalization in the third quarter of 1999.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to persons who are currently members of the Board of Directors or executive officers of Instron. Directors serve for a term of one year or until their successors are elected and qualified; officers serve at the discretion of the Board of Directors.


NAME                      AGE      POSITION                               YEARS OF SERVICE
------------------------------------------------------------------------------------------
James M. McConnell        59       President, Chief Executive                    10
                                    Officer and Director

Joseph E. Amaral          52       Vice President, Instron Materials             22
                                   Testing

John R. Barrett           45       Vice President, Corporate Business            12
                                   Development and Treasurer

Jonathan L. Burr          52       Vice President, Corporate                     21
                                   Director of Human Resources

Yahya Gharagozlou         44       Vice President, Corporate                     19
                                   Technical Director

Arthur D. Hindman         56       Vice President, Strategic Planning            21
                                   and Growth

William J. Milliken       45       Vice President, Corporate                      3
                                   Director of Manufacturing

Linton A. Moulding        46       Vice President and Chief Financial            15
                                   Officer

Norman L. A. Smith        53       Vice President, International Sales           18

Raymond A. Lancaster      53       Director                                      --

Thomas N. Littman         36       Director                                      --

Dennis J. Moore           61       Director                                       6

John F. Turben            64       Director                                      --

     James M. McConnell joined Instron in 1990 as President and Chief Executive Officer. From 1987 to 1990, he was President and Chief Executive Officer of Automatic Switch Company, and from 1986 to 1987, he was President of Rosemont, Inc. (both are wholly owned subsidiaries of Emerson Electric Co.). He has been a Director of Instron since April 1990. Mr. McConnell is also a director of ESCO Electronics Corporation.

     Joseph E. Amaral joined Instron in 1978. Since 1985, Mr. Amaral has held positions as Corporate Technology Manager, Corporate Product Planning Manager, and Vice President, Corporate Technical Director. In March 1995, he was elected Vice President, General Manager of North America Operations. He is currently executive in charge of Instron Materials Testing.

     John R. Barrett joined Instron in 1988. He has held positions as Assistant Treasurer and Treasurer. In 1999, he was elected Vice President, Corporate Business Development and Treasurer.

     Jonathan L. Burr joined Instron in 1979. He has held positions as Personnel Administrator, Director of Personnel and Corporate Director of Human Resources. In 1993 he was elected Vice President, Corporate Director of Human Resources.

     Yahya Gharagozlou joined Instron in 1981. He has held positions as Corporate Product Manager for Software, Marketing Manager and Director of Engineering. In 1996, he was elected Vice President, Corporate Technical Director.

     Arthur D. Hindman joined Instron in 1979. Since 1979, Mr. Hindman has held positions as Manager, Marketing Administration, International Sales Manager, and General Manager, Asia/Latin America. In 1993, he was elected a Vice President and is currently executive in charge of Strategic Planning and Growth.

     William J. Milliken joined Instron in 1997 as Vice President, Corporate Director of Manufacturing. From 1988 to 1997, he was Director of Manufacturing for Otis Elevator Company's Asia division.

     Linton A. Moulding joined Instron in 1985. He has held positions as Corporate Controller, Director of U.S. Operations, Corporate Vice President of Manufacturing and Vice President of Finance and Treasurer. In 1993, he was elected Vice President and Chief Financial Officer of Instron.

     Norman L. A. Smith joined Instron Limited in 1982. He has held positions as Marketing Director Designate, Marketing Director, Deputy Managing Director and Vice President of Instron and Managing Director of Instron Limited. He is currently executive in charge of International Sales.

     Raymond A. Lancaster joined Instron in 1999 as a director in connection with the recapitalization. Mr. Lancaster joined Kirtland as a Managing Partner in 1995. Prior to joining Kirtland, Mr. Lancaster was a General Partner of Key Equity Partners and was responsible for KeyCorp's Private Equity Group. Mr. Lancaster is a member of Kirtland's Advisory Board and is a Director of Fairmount Minerals Ltd., Management Reports, Inc., PVC Container Corporation, Shore Bridge Corp., STERIS Corporation and Stonebridge Industries, Inc.

     Thomas N. Littman joined Instron in 1999 as a director in connection with the recapitalization. Mr. Littman joined Kirtland as a Partner in 1995 after working as an Associate with the law firm of Jones, Day, Reavis & Pogue. He serves as Director of R Tape Corp. and Stonebridge Industries, Inc.

     Dennis J. Moore joined Instron as a director in 1994. Mr. Moore is Chairman and Chief Executive Officer of ESCO Electronics Corporation, a diversified producer of defense systems and commercial products. From 1990 to 1992 he was President and Chief Operating Officer of ESCO.

     John F. Turben joined Instron in 1999 as a director in connection with the recapitalization. Mr. Turben founded the predecessor to Kirtland Capital Partners in 1977. He is a Managing Partner of Kirtland and serves as Chairman of The Hickory Group, Ltd., PVC Container Corporation and Harrington and Richardson 1871, Inc. He is a Director of NACCO Industries, Inc., Unifrax Corporation, TruSeal Technologies, Inc., Stonebridge Industries, Inc. and a Manager and Vice Chairman of Gries Financial LLC.

Director Compensation:

The Directors of the Corporation (with the exception of Dennis Moore) currently earn a directors fee of $10,000 per year. Dennis Moore, currently earns a directors fee of $20,000 per year plus $500 for attendance at each meeting of the Board and $250 per committee meeting attended. Mr. Moore also received a one-time grant of an option to purchase 500 shares of common stock of Instron with an exercise price of $110 per share vesting 20% per year.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                          LONG TERM COMPENSATION AWARDS
                                                                        ---------------------------------
                                                                                               SECURITIES
NAME AND PRINCIPAL                                          ANNUAL       RESTRICTED STOCK       UNDERLYING         ALL OTHER
     POSITIONS                      YEAR        SALARY      BONUS           AWARDS(1)           OPTIONS(#)       COMPENSATION(2)
--------------------------------------------------------------------------------------------------------------------------------

James M. McConnell                  1999      $338,077     $ 99,715              --                6,465(5)        $4,800
 President and Chief                1998       325,769      214,176              --                  --             4,800
 Executive Officer                  1997       280,000      208,447        $612,500(3)               --             4,750

Linton A. Moulding                  1999       171,539       27,258              --                2,155(5)         4,800
 Chief Financial Officer            1998       165,769       66,585              --                  --             4,777
                                    1997       149,346       67,165         306,250(3)               --             4,750

Joseph E. Amaral                    1999       153,846       27,225              --                2,155(5)         4,800
Vice President and                  1998       155,500       56,221              --                  --             4,800
 General Manager,                   1997       142,808       58,200         306,250(3)               --             4,750
 Instron Materials Testing

William J. Milliken                 1999       153,846       24,008              --                2,155(5)         4,800
 Vice President,                    1998       155,769       53,544              --                  --             4,800
 Corporate Director of              1997        28,846       24,283         351,063(3)               --               865
 Manufacturing

Yahya Gharagozlou                   1999       152,692       23,760              --                2,155(5)         4,800
 Vice President,                    1998       149,808       54,096              --                  --             4,800
 Corporate Technical                1997       124,115       53,166         306,250(3)               --             4,545
 Director

(1) Amounts shown represent dollar value of the restricted stock on the date of grant.

(2)  Amount shown represents matching contributions made under our 401(k) Plan.

(3) We awarded Mr. McConnell 50,000 shares and we awarded Messrs. Amaral, Gharagozlou and Moulding 25,000 shares of common stock in the form of restricted stock on May 14, 1997, valued at $12.25 per share based on the closing stock price on the date of the grant. We awarded Mr. Milliken 20,500 shares of common stock in the form of restricted stock on October 29, 1997 valued at $17.125 per share based on the closing stock price on the date of the grant. As a result of the recapitalization, all the restricted stock were cashed out for $22.00 per share, except for 25,340 shares which were converted into restricted stock of the surviving corporation. As amended, the restricted stock award agreements governing these shares will provide for vesting of the restricted stock on May 14, 2004, or earlier depending on our financial results. Prior to the recapitalization, dividends on the restricted stock awards were paid at the same rate as paid to all stockholders.

(4) Mr. Milliken joined Instron in October 1997, as Vice President, Corporate Director of Manufacturing. Salary for 1997 in the table reflects a partial year.

(5) These shares reflect the one-for-five reverse stock split that the Company effected in connection with the recapitalization.

SEVERANCE AND OTHER AGREEMENTS

During the past six years, we entered in to Executive Severance Agreements with all of our current executive officers and five additional key employees. The severance agreements, other than Mr. McConnell's, were amended in connection with the Recapitalization. Each agreement, other than Mr. McConnell's, provides that the employee will receive severance benefits if he is terminated by Instron (other than for cause or by reason of his death, disability or retirement), or by the employee for "Good Reason" (as defined in the severance agreements) within 24 months after a "Change in Control" (as defined in the severance agreements). Mr. McConnell's severance agreement provided that he would receive severance benefits if his employment was terminated for any reason within 24 months after a Change in Control. The severance agreements generally provide for the following severance benefits:

* a lump-sum payment equal to 200% of the employee's "base amount" (as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended); and

* subject to specified limitations, the provision of a "gross-up" payment to an executive officer if he becomes subject to an excise tax as a result of receiving change-in-control severance benefits (including the value of accelerated vesting of options and restricted stock).

PENSION PLANS

The following table sets forth a range of estimated annual retirement benefits under Instron's U.S. Employees' Pension Plan for persons in the compensation and years of service classification specified.

                                                                        ESTIMATED ANNUAL BENEFIT
                                           ------------------------------------------------------------------------------------
AVERAGE ANNUAL                                                                                                       30 OR MORE
COMPENSATION (1)                           10 YEARS           15 YEARS          20 YEARS          25 YEARS             YEARS
$125,000                                   $20,833            $31,250           $41,667           $52,083            $ 62,500

 150,000                                    25,000             37,500            50,000            62,500              75,000

 175,000                                    29,167             43,750            58,333            72,917              87,500

 200,000                                    33,333             50,000            66,667            83,333             100,000

-----------
(1) Section 401(a)(17) of the Internal Revenue Code limits the compensation taken into account in calculating an employee's retirement benefits. The limit for compensation paid in 1999 was $160,000.

Our calculation of retirement benefits under our pension plan is based on average annual compensation, which includes salary and performance compensation, for the highest five full consecutive twelve-month periods out of the last ten full consecutive twelve-month periods preceding retirement or termination of employment. Under our pension plan, as of December 31, 1999, the employees listed in the Summary Compensation Table were credited with the years of service shown in the following chart:

         James M. McConnell......................................10 years
         Linton A. Moulding......................................15 years
         Joseph E. Amaral........................................22 years
         William J. Milliken..................................... 2 years
         Yahya Gharagozlou.......................................15 years

The estimated annual benefit for years of service in the table above is computed on the basis of payment of a straight line life annuity at the normal retirement age of 65. The amounts in the table do not reflect plan offsets for benefits provided under Instron's former Employee' Profit Sharing Retirement Plan nor the required Pension Plan offsets for social security payments.

STOCK OPTION PLANS

The following table sets forth stock options granted in 1999 to each of the Corporation's executive officers named in the Summary Compensation Table. The following table also discloses for each executive officer listed the gain or "spread" that would be realized if the options were exercised when the Corporation's stock price had appreciated by the percentage levels indicated from the market price on the date of grant. No stock appreciation rights to the Corporation's executive officers or other employees during 1999.


                       OPTIONS GRANTED IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS
                            ----------------------------------------------------------------
                            NUMBER OF                                                               POTENTIAL REALIZABLE
                            SECURITIES        PERCENT OF                                         VALUE AT ASSUMED ANNUAL RATE
                            UNDERLYING      TOTAL OPTIONS                                         OF STOCK PRICE APPRECIATION
                              OPTIONS             TO             EXERCISE OR                          FOR OPTION TERMS (3)
                              GRANTED         EMPLOYEES          BASE PRICE       EXPIRATION     ----------------------------
NAME                         (#)(1)(2)      IN FISCAL YEAR         ($/SH)            DATE          5%($)             10%($)
-----------------------------------------------------------------------------------------------------------------------------
James M. McConnell             6,465             19.7             $110.00         09/29/09       $447,238        $1,133,390

Linton A. Moulding             2,155              6.6              110.00         09/29/09        149,079           377,797

Joseph E. Amaral               2,155              6.6              110.00         09/29/09        149,079           377,797

William J. Milliken            2,155              6.6              110.00         09/29/09        149,079           377,797

Yahya Gharagozlou              2,155              6.6              110.00         09/29/09        149,079           377,797

(1) All such options are subject to a vesting schedule pursuant to which 20% of such options vest and become exercisable on each of the first five anniversaries of the respective grant date.

(2) These shares reflect the one-for-five reverse stock split that the Company effected in connection with the recapitalization.

(3) Represents amounts of hypothetical potential gains from the stock options granted in 1999. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in value of the Corporation's stock price over the life of the stock options.

The following table sets forth information regarding options exercised in 1999 and options held at December 31, 1999 by our executive officers named in the Summary Compensation Table.


              AGGREGATE EXERCISES AND FISCAL YEAR-END OPTION VALUES


                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                                                                     OPTIONS AT FISCAL                 IN-THE-MONEY OPTIONS
                                                                         YEAR END(#)                 AT FISCAL YEAR END ($)(1)
                                                                   ----------------------            -------------------------
                             SHARES ACQUIRED         VALUE
NAME                         ON EXERCISE (#)        REALIZED       EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
----                         ---------------       ----------      -------------------------         -------------------------
James M. McConnell              162,000            $1,610,000              0  /  6,465               $       0 /  $ 0

Linton A. Moulding                9,000                93,750          8,700  /  2,155                 431,250 /    0

Joseph E. Amaral                 40,319               421,575          3,000  /  2,155                 391,875 /    0

William J. Milliken                --                    --               --  /  2,155                       0 /    0

Yahya Gharagozlou                30,500               286,344              0  /  2,155                       0 /    0


(1) Represents the total gain which would be realized if all exercisable options were exercised. There was no public market for the Instron common stock as of December 31, 1999. Accordingly, these values have been calculated on the basis of an assumed fair market value of $110.00 per share.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the ownership of Instron common stock by:

* the stockholders we know to be beneficial owners of more than five percent (5%) of the outstanding shares of Instron common stock:
*    each of our directors;
*    each of our executive officers;
*    all directors and executive officers of Instron as a group; and
*    other persons as required.

The table shows the beneficial ownership interests of the parties listed above as of this filing. Unless otherwise indicated, we believe that each of the stockholders listed has sole voting and investment power with respect to their beneficially owned shares of common stock.

                                                      SHARES BENEFICIALLY OWNED
                                                      -------------------------
NAME OF BENEFICIAL OWNER(1)                             NUMBER(2)   PERCENT(3)
Kirtland Partners Ltd (4)                                492,480      85.08%
   2550 SOM Center Road Suite 105
   Willoughby Hills, Ohio 44094

George S. Burr                                            12,000       2.07
Helen L. Burr                                              4,000          *
The Harold Hindman Trust - 1969 (5)                       16,000       2.76
James M. McConnell (6)                                    19,585       3.38
Joseph E. Amaral (7)                                       3,000          *
John R. Barrett (8)                                          458          *
Jonathan L. Burr (9)                                       8,329       1.44
The Jonathan L. Burr Trust - 1965 (10)                     4,000          *
Yahya Gharagozlou (11)                                     1,062          *
Arthur D. Hindman (12)                                     2,552          *
William J. Milliken                                        2,189          *
Linton A. Moulding (13)                                   11,409       1.97
Norman L. Smith                                            1,800          *
Raymond A. Lancaster (4)                                     -            -
Thomas N. Littman                                            -            -
Dennis J. Moore                                              -            -
John F. Turben (4)                                           -            -
All Directors and executive officers as a group           54,384       9.39
 (10 persons)(14)

*Less than 1%.

(1) Unless otherwise set forth above, the address of the listed stockholders is c/o Instron Corporation, 100 Royall Street, Canton, Massachusetts 02021.

(2) These shares reflect the one-for-five reverse stock split that the Company effected in connection with the recapitalization.

(3) These percentages are based on the number of outstanding shares of Instron common stock upon the consummation of the recapitalization on a fully diluted basis (assuming the exercise of all retained options and excluding any effect of the warrants issued in connection with the outstanding notes).

(4) Kirtland Partners Ltd. is the general partner of Kirtland Capital Partners III L.P. and the managing member of each of Kirtland Capital Company III LLC and ISN Investments Ltd. As such, Kirtland Partners Ltd. will exercise complete control over the shares of Instron common stock held by each entity, including voting control and investment decisions with respect to all the shares. Each of John F. Turben, Raymond A. Lancaster, John G. Nestor and William R. Robertson is an executive officer, manager and member of Kirtland Partners Ltd., and as a result of these positions, may be deemed to have beneficial ownership of the shares of Instron common stock held by these entities. Messrs. Turben, Lancaster, Nestor and Robertson disclaim beneficial ownership of all shares of common stock held by Kirtland.

(5) The Harold Hindman Trust --- 1969 is a trust of which Harold Hindman and Robert N. Shapiro are the trustees and Harold Hindman is the sole beneficiary, but with respect to which Harold Hindman has sole voting and dispositive power over the shares.

(6)  The number shown includes 2,400 shares of restricted common stock.

(7) The number shown is the number of shares that Mr. Amaral has the right to acquire upon the exercise of his retained options.

(8)  The number shown represents shares of restricted common stock.

(9)  The number shown includes (a) 329 shares of restricted common stock and
     (b)8,000 shares that Mr. Burr has the right to acquire upon the exercise of his retained options.

(10) The Jonathan L. Burr Trust --- 1965 is a trust of which Preston Saunders, Robert C. Pomeroy and Mary-Kathleen O'Connell are the trustees and Jonathan
     L. Burr is the sole beneficiary, but with respect to which Jonathan L. Burr has shared voting power (with Robert S. Burr, Susan Burr Carlo and Leslie
     B. Barresi) and sole dispositive power over the shares.

(11) The number shown includes 1,062 shares of restricted common stock

(12) The number shown includes (a) 552 shares of restricted common stock and
     (b)2,000 shares that Mr. Hindman has the right to acquire upon the exercise of his retained options.

(13) The number shown includes 8,700 shares that Mr. Moulding has the right to acquire upon the exercise of retained options and 2,709 shares owned as a joint tenant with his wife, Jane Elizabeth Moulding:

(14) The number shown includes (a) 5,068 shares of restricted common stock and
     (b) 25,000 shares that executive officers have the right to acquire upon the exercise of retained options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE RECAPITALIZATION

On May 6, 1999, we entered into a merger agreement with Kirtland and ISN Acquisition Corporation to effect a recapitalization of Instron. The parties amended the merger agreement on August 5, 1999 by Amendment No. 1 to, among other things, permit the closing of the recapitalization to occur in September rather than August. In the recapitalization, which was consummated on September 29, 1999, Kirtland and its affiliates acquired approximately 88.3% of our outstanding common stock. Members of our management retained approximately 5.9% of our outstanding common stock and three other stockholders retained an approximate 5.8% equity interest in Instron. Kirtland and its affiliates contributed approximately $54.2 million in cash to Instron in the recapitalization.

MANAGEMENT. The members of management who participated in the recapitalization agreed with Kirtland to exchange, in a series of transactions, an aggregate of 165,210 shares of our common stock they owned prior to the recapitalization (of which 25,340 shares were restricted) that resulted in their ownership of 32,951 shares of our common stock after the recapitalization (of which 5,068 shares are restricted). The shares of restricted stock are governed by the Instron Corporation 1992 Stock Incentive Plan and amended restricted stock award agreements. The amended restricted stock award agreements provide for vesting of the restricted stock on May 14, 2004, or earlier depending on our financial results, and amend the definitions of "cause" and "good reason."

In addition, options to purchase up to an aggregate of 125,000 shares of our common stock held by members of management were converted into options to purchase up to an aggregate of 25,000 shares of our common stock following the recapitalization. Each of these retained options is fully vested and exercisable. The retained options represented approximately 4.3% of our common stock, assuming the exercise of all retained options.

OTHER STOCKHOLDERS. Three other stockholders agreed with Kirtland to exchange, in a series of transaction, an aggregate of 160,000 shares of our common stock they owned prior to the recapitalization that resulted in their ownership of 32,000 shares of our common stock after the recapitalization.

CASH PAYMENTS TO MEMBERS OF MANAGEMENT AND THE OTHER STOCKHOLDERS. Members of management and the three other stockholders did not convert all the shares and options to purchase shares of our common stock that they owned prior to the recapitalization. In the recapitalization, members of management and the three other stockholders were entitled to receive $22.00 per share in cash for their unconverted shares of our common stock, including shares of restricted common stock owned by some members of management. They were also entitled to receive cash based on the number of shares of our common stock underlying their unconverted options and the difference between the applicable per share exercise price of the options and $22.00.

Members of management and three other stockholders received cash payments, directly or indirectly, upon consummation of the recapitalization. The members of management, James M. McConnell, Joseph E. Amaral, Kenneth L. Andersen, John
R. Barrett, Jonathan L. Burr, the Jonathan L. Burr Trust --- 1965, Yahya Gharagozlou, Arthur D. Hindman, William J. Milliken, Linton A. Moulding and Norman L. Smith, received an aggregate of approximately $14.9 million and retained equity, including options and restricted stock, with a value of approximately $6.4 million. The three other stockholders, George S. Burr, Helen
L. Burr, and The Harold Hindman Trust --- 1969 (includes cash for shares owned of record by Harold Hindman, a trustee and the sole beneficiary of The Harold Hindman Trust --- 1969), received an aggregate of $15.9 million and retained equity with a value of approximately $3.5 million. The value of retained equity is based upon a value of $22.00 per share adjusted for the reverse stock split that took place upon consummation of the recapitalization. We believe that the members of management used a substantial portion of the payments they received to repay debt incurred in connection with prior exercises of options and to pay tax obligations associated with the exercise of options and the vesting of restricted stock.

GRANT OF NEW OPTIONS TO MANAGEMENT. In the recapitalization, we adopted the Instron Corporation 1999 Stock Option Plan and reserved for issuance under this plan 10% of the aggregate number of shares of common stock outstanding on a fully diluted basis immediately following the recapitalization. We granted to members of management options to purchase, in the aggregate, 40% of the shares reserved under the plan following the recapitalization. Each option is exercisable at the fair market value per share determined in good faith by our Board of Directors.

CONFIDENTIALITY AND NONCOMPETITION AGREEMENTS WITH MEMBERS OF MANAGEMENT. In order to induce Kirtland to enter into the recapitalization, at the effective time of the recapitalization each of the members of management entered into a confidentiality and noncompetition agreement with us. Under the agreement, each member of management will maintain the confidentiality of business information and will not engage in competition for so long as he is employed with us or any of our subsidiaries and thereafter until the first anniversary of the date on which he last worked for us.

SEVERANCE AGREEMENTS WITH MEMBERS OF MANAGEMENT. Each member of management, other than Mr. McConnell, amended his existing executive severance agreement upon the closing of the recapitalization to modify the definition of "good reason." As amended, the severance agreements provide that a termination constitutes "good reason" if we fail to maintain the executive in a position with responsibilities associated with a vice president level or higher, or if the executive's title is reduced to below a vice president or, except for John
R. Barrett, the executive is no longer a member of our executive committee. The amended severance agreements do not apply to any termination that occurs after the second anniversary of the recapitalization, or to any change in control after the recapitalization.

DEFERRED COMPENSATION AGREEMENT WITH JAMES M. MCCONNELL. At the effective time of the recapitalization, we entered into a deferred compensation agreement with Mr. McConnell to replace his existing executive severance agreement. Under this agreement, we credited $1.2 million to a nonforfeitable deferred compensation account. We will credit interest on the value of the account in arrears on the last business day of each quarter at a rate of interest equal to the composite "prime rate" as quoted for that day. The account will be paid in five annual installments commencing on the fifth anniversary of the recapitalization. Commencement of payments will be accelerated in the event of Mr. McConnell's disability, death or termination without cause. Upon a change in control, the account will be paid to Mr. McConnell in a lump sum.

In the event that any payment under the deferred compensation agreement would be an "excess parachute payment" within the meaning of the Code, then we may propose that the payments to be made under the agreement be reduced so that no portion of the payment, if so reduced, constitutes an excess parachute payment. If Mr. McConnell agrees to any such reduction, interest credited to the account will be reduced so that no portion of the interest to be paid, as so reduced, constitutes an excess parachute payment. If Mr. McConnell does not agree to this reduction, then we may accelerate payments to Mr. McConnell so that no payment to Mr. McConnell will constitute an excess parachute payment. Mr. McConnell is entitled to receive an additional "gross-up payment" to the extent necessary to offset any federal, state and local income tax, employment tax and excise tax upon the excess parachute payment.

VOTING AGREEMENT. Under a voting agreement, dated as of May 6, 1999, member of management, three other stockholders, and some of their affiliates agreed with ISN Acquisition Corporation to vote all of the shares of our common stock owned by them in favor of the recapitalization. These individuals also agreed (1) not to dispose of any common stock, or deposit any common stock into a voting trust or enter into a voting agreement or arrangement with respect to voting any voting shares, (2) to waive their appraisal rights, and (3) at Kirtland's request, to take further lawful actions as may be necessary or desirable to consummate the recapitalization. The common stock subject to these voting agreements represents approximately 22.4% of our outstanding common stock. The voting agreement terminated upon the consummation of the recapitalization.

FEES AND EXPENSES. In connection with the recapitalization, we agreed to pay for the reasonable fees and expenses of legal counsel for members of our management up to an aggregate of $85,000. We also agreed to pay for the reasonable fees and expenses of three other stockholders' legal counsel up to an aggregate of $40,000.

INDEMNIFICATION AND INSURANCE. The merger agreement contains standard indemnification provisions for our former or current directors, officers, employees, fiduciaries or agents. In addition, before the recapitalization, we purchased an extended reporting period endorsement under our then-existing directors' and officers' liability insurance coverage for our directors and officers.

SPECIAL COMMITTEE. The members of the Special Committee of our Board of Directors were treated in the recapitalization as public stockholders with respect to their shares of our common stock. Upon consummation of the recapitalization, Mr. Young received $550,000 as cash merger consideration and Mr. Moore received $55,000 as cash merger consideration. The third member of the Special Committee, Mr. Smith, did not own any shares of our common stock. None of the members of the Special Committee held any options to purchase our common stock.

STOCKHOLDERS AGREEMENT. Upon consummation of the recapitalization, all of our stockholders entered into a stockholders agreement. The stockholders agreement provides that our stockholders may not transfer their shares of common stock except under specified circumstances. Under the stockholders agreement, we have a right of first refusal in the event that any stockholder wishes to sell shares of our common stock, or in the event that we do not exercise our right of first refusal, the nontransferring stockholders, other than any management stockholder who is no longer an employee, will have the opportunity to purchase the shares. The stockholders agreement also provides that the stockholders will have the opportunity to participate in some sales of our common stock by Kirtland, and Kirtland has the right to cause the other stockholders to participate in some of these sales. In addition, the stockholders agreement provides for certain "puts" and "calls" upon the termination of a management stockholder's employment with Instron, and provides that if Kirtland purchases shares of our common stock following the closing of the Recapitalization, the stockholders have the right to purchase their pro rata share of the number of shares to be issued to Kirtland.

REGISTRATION RIGHTS AGREEMENT. Upon consummation of the Recapitalization, Kirtland and its affiliates, members of our management and Instron entered into a registration rights agreement. Under this registration rights agreement, the parties have the right to participate, or "piggy-back", in equity offerings initiated by us that are registered under the Securities Act, subject, in the case of members of our management, to the approval of the underwriters involved with any equity offering and other customary terms and conditions.

ADVISORY SERVICES AGREEMENT. At the closing of the Recapitalization, Kirtland and Instron entered into an advisory services agreement under which Kirtland will provide management consulting and financial advisory services to Instron for an annual fee in the amount of $500,000. The advisory services agreement includes customary indemnification provisions in favor of Kirtland. Also at the closing of the Recapitalization, we paid Kirtland a financing fee of $750,000 and reimbursed Kirtland for its out-of-pocket expenses as compensation for its services as financial advisor.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS

      The following consolidated financial statements are included in Item 8:

      Consolidated balance sheets at
       December 31, 1999 and 1998
      Consolidated statements of operations for the
       years ended December 31, 1999, 1998 and 1997
      Consolidated statements of stockholders' equity (deficit)
       for the years ended December 31, 1999, 1998 and 1997
      Consolidated statements of cash flows for the
       years ended December 31, 1999, 1998 and 1997
      Notes to consolidated financial statements

(a)2. FINANCIAL STATEMENT SCHEDULE
                                                                        Schedule
                                                           Page          Number
                                                           ----          ------

      Report of Independent Accountants on
        financial statement schedule                        59
      Consolidated valuation accounts                       60            II

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the accompanying notes.

 (a)3.         EXHIBITS

Exhibit No.    Description of Exhibits
-----------    -----------------------

   2.1 Agreement and Plan of Merger, dated as of May 6, 1999, among Kirtland Capital Partners III L.P., ISN Acquisition Corporation and Instron Corporation (incorporated herein by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A of Instron Corporation, filed on July 22, 1999).

   2.2 Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 5, 1999, among Kirtland Capital Partners III L.P., ISN Acquisition Corporation and Instron Corporation (incorporated herein by reference to Appendix B of the Revised Letter to Shareholders, filed as Definitive Additional Materials on
               Schedule 14A of Instron Corporation on August 6, 1999).

   3.1(i) Restated Articles of Organization of Instron Corporation. (incorporated herein by reference to Registration Statement on Form S-4, File Number 333-92727, as amended, of Instron Corporation, filed on February 14, 2000)

   3.1(ii) Amended and Restated By-Laws of Instron Corporation. (incorporated herein by reference to Registration Statement on Form S-4, File Number 333-92727, as amended, of Instron Corporation, filed on February 14, 2000)


   4.1 Indenture, dated as of September 29, 1999, between Instron Corporation and Norwest Bank Minnesota, National Association as Trustee. (incorporated herein by reference to Registration Statement on Form S-4, File Number 333-92727, as amended, of Instron Corporation, filed on February 14, 2000)


   4.2 Debt Registration Rights Agreement, dated as of September 29, 1999, by and among Instron Corporation, the Subsidiary Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation. (incorporated herein by reference to Registration Statement on Form S-4, File Number 333-92727, as amended, of Instron Corporation, filed on February 14, 2000)


   4.3 Warrant Registration Rights Agreement, dated as of September 29, 1999, by and between Instron Corporation and Donaldson, Lufkin & Jenrette Securities Corporation. (incorporated herein by reference to Registration Statement on Form S-4, File Number 333-92727, as amended, of Instron Corporation, filed on February 14, 2000)

   4.4 Warrant Agreement, dated as of September 29, 1999, between Instron Corporation and Norwest Bank Minnesota, National Association as Warrant Agent. (incorporated herein by reference to Registration Statement on Form S-4, File Number 333-92727, as amended, of Instron Corporation, filed on February 14, 2000)


   4.5         Form of Exchange Note (included in Exhibit 4.1).

   4.6         Form of Warrant (included in Exhibit 4.4).

  10.1 Credit and Security Agreement, dated as of September 29, 1999, among Instron Corporation, Instron, Ltd., Instron Schenck Testing Systems, GMBH and Instron Wolpert GMBH as Borrowers and the Banks which are Signatories and National City Bank as Administrative Agent. (incorporated herein by reference to Registration Statement on Form S-4, File Number 333-92727, as amended, of Instron Corporation, filed on February 14, 2000)


  10.2 Letter Agreement dated as of May 6, 1999 by and among Kirtland and the Management Investors (incorporated herein by reference to Exhibit (c)(2) to Schedule 13E-3 of Instron Corporation, filed on May 26, 1999).

  10.3 Letter Agreement dated as of May 6, 1999 by and among Kirtland, Instron Corporation and the Other Investors (incorporated herein by reference to Exhibit (c)(3) to Schedule 13E-3 of Instron Corporation, filed on May 26, 1999).

  10.4 Voting Agreement dated as of May 6, 1999 by and among Kirtland, MergerCo, the Management Investors and certain of their affiliates, and the Other Investors and certain of their affiliates (incorporated herein by reference to Exhibit (c)(4) to Schedule 13E-3 of Instron Corporation, filed on May 26, 1999).

  10.5 Form of Stockholders Agreement by and among Instron Corporation and all of its stockholders (incorporated herein by reference to Exhibit (c)(5) to Schedule 13E-3 of Instron Corporation, filed on May 26, 1999).

  10.6 Form of Amendment to Restricted Stock Award Agreement (incorporated herein by reference to Exhibit (c)(6) to Schedule 13E-3 of Instron Corporation, filed on May 26, 1999).

  10.7 Form of Instron Corporation 1999 Stock Option Plan (incorporated herein by reference to Exhibit (c)(7) to Schedule 13E-3 of Instron Corporation, filed on May 26, 1999).

  10.8 Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit (c)(8) to Schedule 13E-3 of Instron Corporation, filed on May 26, 1999).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

Exhibit No.    Description of Exhibits
-----------    -----------------------

   10.9 Form of Nonqualified Stock Option Agreeement (incorporated herein by reference to Exhibit (c)(9) to Schedule 13E-3 on Instron Corporation, filed on May 26, 1999).

   10.10 Form of Amendment to Instron Corporation 1992 Stock Incentive Plan (incorporated herein by reference to Exhibit (c)(10) to Schedule 13E-3 of Instron Corporation, filed on May 26, 1999).

   10.11 Form of Amendment to Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit (c)(11) to Schedule 13E-3 of Instron Corporation, filed on May 26, 1999).

   10.12 Form of Amendment to Incentive Stock Option Agreement (incorporated herein by reference to Exhibit (c)(12) to Schedule 13E-3 of Instron Corporation, filed on May 26, 1999).

   21          Subsidiaries of Instron Corporation.

   23          Consent of PricewaterhouseCoopers LLP.

   27          Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



INSTRON CORPORATION                          Date:  March   , 2000
   (Registrant)


By: /s/ James McConnell                      By: /s/Linton Moulding
    ----------------------------------           -------------------------------
    James McConnell                              Linton Moulding
    President and Chief Executive Officer        Chief Financial Officer
    (Principal Executive Officer)                (Principal Financial and
                                                 Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John Turben                  Chairman of the Board           March   , 2000
---------------------
John Turben


                           President, Chief Executive Officer
/s/ James McConnell                    and Director              March   , 2000
---------------------
James McConnell




/s/ Dennis Moore                        Director                 March   , 2000
---------------------
Dennis Moore



/s/ Raymond Lancaster                   Director                 March   , 2000
---------------------
Raymond Lancaster



/s/ Thomas Littman                      Director                 March   , 2000
---------------------
Thomas Littman

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF INSTRON CORPORATION:


Our audits of the consolidated financial statements referred to in our report dated March 14, 2000 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                            /s/PricewaterhouseCoopers  LLP
                                            ------------------------------------
                                            PricewaterhouseCoopers  LLP


Boston, Massachusetts
March 14, 2000

                                                                     SCHEDULE II





                               INSTRON CORPORATION
                         CONSOLIDATED VALUATION ACCOUNTS


                                             (A)       Effect of
                           Balance at     Additions    Foreign
                           Beginning     Charged to    Currency       (B)        Balance at
Description                 of Year      Operations   Translation  Deductions    End of Year
-----------                 -------      ----------   -----------  ----------    -----------
Allowance for doubtful
 accounts:

Year ended
 December 31, 1999         $  800,000     $288,000     $(48,000)     $210,000     $  830,000
                           ----------     --------     --------      --------     ----------

Year ended
 December 31, 1998         $1,071,000     $146,000     $(43,000)     $374,000     $  800,000
                           ----------     --------     --------      --------     ----------

Year ended
 December 31, 1997         $1,107,000     $ 27,000     $(56,000)     $  7,000     $1,071,000
                           ----------     --------     --------      --------     ----------


(A) Included in "Additions Charged to Operations" for the year ended December 31, 1998, is 73,000 for allowance for doubtful accounts recorded in conjunction with the acquisitions of Satec and IST.

(B) Uncollected receivables written off, net of recoveries and deduction due to the disposal of LMS in 1997.