Form 10-Q
period 2000-04-01
INSTRON CORP
filed 2000-05-16
CIK 50716

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of April 1, 2000, the Registrant had 557,164 shares outstanding of common stock, all of which was held by affiliates of the Registrant.



================================================================================

                              INSTRON CORPORATION                   FORM 10-Q
                          Consolidated Balance Sheets               PART I
                (In thousands, except shares and per share data)    ITEM I

                                                                      April 1,     December 31,
                                                                       2000           1999
                                                                     ---------     -----------
                                                                    (Unaudited)

ASSETS
Current Assets:
     Cash and cash equivalents                                       $   5,403      $  10,978
     Accounts receivable (net of allowance for doubtful accounts
      of $830 in 2000 and 1999)                                         56,107         65,481
     Inventories                                                        33,570         31,117
     Income tax receivable                                               5,861          3,594
     Deferred income taxes                                               3,847          3,879
     Prepaid expenses and other current assets                           2,388          2,428
                                                                     ---------      ---------
         Total current assets                                          107,176        117,477
                                                                     ---------      ---------

Property, plant and equipment, net                                      22,610         23,143
Goodwill                                                                10,506         10,879
Deferred income taxes                                                      958            832
Other assets                                                             5,337          5,551
Deferred financing costs, net                                            8,515          8,793
                                                                     ---------      ---------
     Total assets                                                    $ 155,102      $ 166,675
                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Short term borrowings and current portion of long-term debt     $   4,766      $   5,815
     Accounts payable                                                   10,566         11,947
     Accrued liabilities                                                22,765         27,129
     Accrued employee compensation and benefits                          5,352          5,280
     Advance payments received on contracts                             10,196          6,907
                                                                     ---------      ---------
         Total current liabilities                                      53,645         57,078
                                                                     ---------      ---------
Long-term debt - revolver                                               24,507         28,818
Senior debt - term loan                                                 26,250         27,000
13-1/4% senior subordinated notes due 2009                              60,000         60,000
                                                                     ---------      ---------
         Total long-term debt                                          110,757        115,818
Pension and other long-term liabilities                                  9,976          9,532
                                                                     ---------      ---------
         Total liabilities                                             174,378        182,428
                                                                     ---------      ---------

Stockholders' deficit:
     Recapitalized common stock, $0.01 par value; 1,000,000
      shares authorized; 557,164 shares issued and outstanding             557            557
     Additional paid in capital                                         49,881         49,881
     Accumulated deficit                                               (61,795)       (59,043)
     Accumulated other comprehensive loss                               (7,919)        (7,148)
                                                                     ---------      ---------
         Total stockholders' deficit                                   (19,276)       (15,753)
                                                                     ---------      ---------
         Total liabilities and stockholders' deficit                 $ 155,102      $ 166,675
                                                                     =========      =========




           See accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                     FORM 10-Q
                      Consolidated Statements of Operations            PART I
                                   (Unaudited)                         ITEM I
                      (In thousands, except per share data)


                                                       Three Months Ended
                                                     ----------------------
                                                     April 1,      April 3,
                                                       2000          1999
                                                     --------      --------
Revenue:
     Sales                                           $ 33,127      $ 40,377
     Service                                            7,612         8,368
                                                     --------      --------
         Total revenue                                 40,739        48,745
                                                     --------      --------
Cost of revenue:
     Sales                                             20,277        23,026
     Service                                            5,649         5,828
                                                     --------      --------
         Total cost of revenue                         25,926        28,854
                                                     --------      --------
              Gross profit                             14,813        19,891
                                                     --------      --------
Operating expenses:
     Selling and administrative                        13,632        14,489
     Research and development                           2,411         2,708
                                                     --------      --------
     Total operating expenses                          16,043        17,197
                                                     --------      --------
     Income (loss) from operations                     (1,230)        2,694
                                                     --------      --------
Other (income) expenses:
     Interest expense, net                              3,515           144
     Foreign exchange (gains) losses                       34           (19)
                                                     --------      --------
         Total other expense                            3,549           125
                                                     --------      --------
Income (loss) before income taxes                      (4,779)        2,569

Provision (benefit) for income taxes                   (2,027)          976
                                                     --------      --------
Net income (loss)                                    $ (2,752)     $  1,593
                                                     ========      ========
Weighted average number of basic common shares            557         6,745
                                                     ========      ========
Earnings (loss) per share - basic                    $  (4.94)     $   0.24
                                                     ========      ========
Weighted average number of diluted common shares          557         7,096
                                                     ========      ========
Earnings (loss) per share - diluted                  $  (4.94)     $   0.22
                                                     ========      ========









           See accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                     FORM 10-Q
                      Consolidated Statements of Cash Flows            PART I
                                   (Unaudited)                         ITEM I
                                 (In thousands)

                                                                                     Three Months Ended
                                                                                   ----------------------
                                                                                   April 1,      April 3,
                                                                                     2000          1999
                                                                                   --------      --------
Cash flows from operating activities:
     Net income (loss)                                                             $ (2,752)     $  1,593
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Gain on the sale of property, plant and equipment                               --           (11)
         Depreciation and amortization                                                2,364         2,152
         Provision for losses on accounts receivable                                     63            11
         Deferred taxes                                                                 (96)           28
     Changes in assets and liabilities, excluding the effects from purchase of business:
         (Increase) decrease in accounts receivable                                   8,921        10,717
         (Increase) decrease in inventories                                          (2,287)       (3,957)
         (Increase) decrease in income tax receivable                                (2,291)           --
         (Increase) decrease in prepaid expenses and other current assets                29          (775)
         Increase (decrease) in accounts payable, accrued expenses
           and advance payments                                                      (2,171)          481
         Increase in other long-term liabilities                                        474            --
         Other, net                                                                    (931)          240
                                                                                   --------      --------
              Net cash by operating activities                                        1,323        10,479
                                                                                   --------      --------
Cash flows from investing activities:
     Proceeds from the sale of property, plant and equipment                             --            20
     Capital expenditures                                                              (851)       (1,475)
     Capitalized software costs                                                        (287)         (587)
     Other, net                                                                          59            99
                                                                                   --------      --------
              Net cash used in investing activities                                  (1,079)       (1,943)
                                                                                   --------      --------
Cash flows from financing activities:
     Payments under short-term lines of credit                                       (1,040)       (4,800)
     Payments under revolving line of credit                                         (4,001)           --
     Payments under Senior Term Loan                                                   (750)           --
     Cash dividends paid                                                                 --          (268)
     Proceeds from exercise of stock options                                             --           140
                                                                                   --------      --------
              Net cash used in financing activities                                  (5,791)       (4,928)
                                                                                   --------      --------
Effect of exchange rate changes on cash                                                 (28)         (263)
                                                                                   --------      --------
Net increase (decrease) in cash and cash equivalents                                 (5,575)        3,345
Cash and cash equivalents at beginning of year                                       10,978         7,209
                                                                                   --------      --------
Cash and cash equivalents at end of period                                         $  5,403      $ 10,554
                                                                                   ========      ========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest (net of amount capitalized)                                      $  4,318      $    332
         Income taxes                                                                    55           464





           See accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                     FORM 10-Q
                 Consolidated Statement of Comprehensive Operations    PART I
                                   (Unaudited)                         ITEM I
                                 (In thousands)



                                                            Three Months Ended
                                                          ----------------------
                                                          April 1,      April 3,
                                                            2000          1999
                                                          --------      --------

Net income (loss)                                         $(2,752)      $ 1,593
Other comprehensive income (loss):
     Foreign currency translation adjustments                (771)       (1,813)
                                                          -------       -------
        Comprehensive income (loss)                       $(3,523)      $  (220)
                                                          =======       =======















           See accompanying Notes to Consolidated Financial Statements

                               INSTRON CORPORATION                    FORM 10-Q
                   Notes to Consolidated Financial Statements         PART I
                                   (Unaudited)                        ITEM 1


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     Certain prior year amounts have been reclassified to conform with the fiscal 2000 presentation.

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

     Under the Merger Agreement, the MergerCo merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). Pursuant to the Merger, each outstanding share of the Company's common stock (except for shares held by the Company, its subsidiaries and MergerCo), was converted into the right to receive a cash payment of $22.00, without interest. Certain shares of the Company's Series B Preferred Stock held by the Rollover Stockholders were converted into shares of common stock of the surviving corporation.

                               INSTRON CORPORATION                    FORM 10-Q
                   Notes to Consolidated Financial Statements         PART I
                                   (Unaudited)                        ITEM 1


     In fiscal 1999, the Company incurred compensation expenses of $13.0 million as a result of the Recapitalization. In addition, the Company incurred costs of $13.1 million directly related to the Recapitalization. Of these transaction costs, $9.0 million was capitalized and is being amortized over the life of the 13 1/4% Senior Subordinated Notes (the "Notes") and the Senior Credit Facility, and $4.1 million was charged to stockholders' equity.

     The Notes were originally issued as part of a unit offering. Each unit ("Unit") consisted of a $1,000 principal amount Note and one warrant to purchase 0.5109 shares of Instron's recapitalized common stock (the "Warrants"). On February 14, 2000, the Notes were registered with the Securities and Exchange Commission, at which time the Units separated into their component Notes and Warrants. The Notes and Warrants may now be traded separately and the Units have ceased to exist.

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended on July 7, 1999 by the issuance of Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133". SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for Instron, and we do not expect its adoption to have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statement" ("SAB 101"). This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the second quarter of 2000, retroactive to the first quarter of 2000. The Company is currently in the process of assessing the impact, if any, that SAB 101 may have on the financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company is assessing the impact, if any, that the adoption of FIN 44 will have on the financial position or results of operations of the Company.

4.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares, plus the dilutive effect of common share equivalents outstanding using the "treasury stock method." For the three months ended April 1, 2000, outstanding options and warrants totaling 76,559 shares have been excluded from the diluted earnings per share computation as their inclusion would be antidilutive.

     The following is a reconciliation of the basic and diluted EPS calculations: (in thousands, except per share data)

                                                            Three Months Ended
                                                          ----------------------
                                                          April 1,      April 3,
                                                            2000          1999
                                                          --------      --------

Net income (loss)                                         $(2,752)     $   1,593
                                                          =======      =========
     Weighted average number of basic common
      shares outstanding                                      557          6,745
     Dilutive effect of common stock
      equivalents oustanding                                   --            351
                                                          -------      ---------
     Weighted average of common and dilutive shares           557          7,096
                                                          =======      =========
Basic earnings (loss) per share                           $ (4.94)     $    0.24
                                                          =======      =========
Diluted earnings (loss) per share                         $ (4.94)     $    0.22
                                                          =======      =========


                               INSTRON CORPORATION                    FORM 10-Q
                   Notes to Consolidated Financial Statements         PART I
                                   (Unaudited)                        ITEM 1


5.   INVENTORIES

         (In thousands)                                    April 1,     December 31,
                                                            2000           1999
                                                           -------      -----------
         Raw materials                                     $13,825        $13,346
         Work-in-process                                    11,445          9,823
         Finished goods                                      8,300          7,948
                                                           -------        -------
                                                           $33,570        $31,117
                                                           =======        =======

     Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is used for certain inventories in the United States and certain Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $10,262,000 and $7,845,000 at April 1, 2000 and December 31, 1999, respectively. The excess of current cost over stated LIFO value was $5,589,000 at April 1, 2000 and $5,588,000 at December 31, 1999.

6.   DEBT

         (In thousands)                                    April 1,     December 31,
                                                            2000           1999
                                                           -------      -----------
         Short-term borrowings                             $  1,766      $  2,815
         Long-term debt - revolver                           24,507        28,818
         Senior debt - term loan                             29,250        30,000
         13-1/4% senior subordinated notes due 2009          60,000        60,000
                                                           --------      --------
         Total debt                                         115,523       121,633
         Less: current portion                               (4,766)       (5,815)
                                                           --------      --------
         Long-term debt                                    $110,757      $115,818
                                                           ========      ========

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

     In addition, as part of the Recapitalization, the Company issued $60 million of 13 1/4% Senior Subordinated Notes due 2009 and Warrants (the "Senior Subordinated Notes"). The Warrants, when exercised, will entitle the holder thereof to receive 0.5109 of a fully paid and non-assessable share of common stock, par value $0.01 per share, at an exercise price of $0.01 per share, subject to adjustment. The Warrants will be exercisable on or prior to September 15, 2009. The value of the Warrants on the date of the Recapitalization was $2.3 million and this value is being amortized over 10 years.

                               INSTRON CORPORATION                     FORM 10-Q
                   Notes to Consolidated Financial Statements          PART I
                                   (Unaudited)                         ITEM I



     Under the Term Loan Facility, the Company is required to make scheduled repayments in twenty-two quarterly installments of principal and interest on the first day of each January, April, July and October, commencing January 1, 2000. The Senior Subordinated Notes, which mature in 2009, require interest to be paid semi-annually in arrears each March 15 and September 15. The interest on the Revolving Credit Facility is due quarterly in arrears.

     The Company is also required, under the Terms of the Senior Credit Facility, to pay a commitment fee based on the unused amount of the Revolving Credit Facility. The rate of 0.50% is an annual rate, paid quarterly in arrears.

     All of our obligations under the Senior Credit Facility are and will be secured by a first priority lien on substantially all of the properties and assets of the Company and our existing and future domestic subsidiaries. In addition, our obligations under the Senior Credit Facility are and will be secured by a first priority pledge of and security interest in all of the outstanding capital stock of our existing domestic subsidiaries and future domestic subsidiaries and a pledge of 65% of the outstanding capital stock of some foreign subsidiaries. Certain of our foreign subsidiaries have also granted a lien on substantially all of their properties and assets.

     The Senior Credit Facility requires that the Company meet and maintain certain financial ratios and tests, which include minimum consolidated net worth, consolidated EBITDA, consolidated interest coverage ratio, consolidated fixed charge coverage ratio, maximum consolidated leverage ratio and senior leverage ratio. The Senior Credit Facility contains customary events of default with respect to the Company and its operating subsidiaries, including defaults with respect to other indebtedness.

     At April 1, 2000, the Company was not in compliance with two of these covenants: the minimum consolidated net worth and EBITDA covenants as set forth in the revolving term loan and revolving credit facility. The Company requested and was granted waivers of these covenants as of and for the period ended April 1, 2000. In exchange for receiving these waivers, the Company agreed to an increase in the interest rate of the revolving term loan and revolving credit facility of 50 basis points.

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

                               INSTRON CORPORATION                     FORM 10-Q
                   Notes to Consolidated Financial Statements          PART I
                                   (Unaudited)                         ITEM I


7.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

     Some of our wholly owned subsidiaries are not guarantors of our Senior Subordinated Notes. In the event of a bankruptcy, liquidation or reorganization of any of these non-guarantor subsidiaries, these non-guarantor subsidiaries will pay the holders of their debts and their trade creditors before they will be able to distribute any of their assets to us. Summarized below is selected financial information for the guarantor subsidiaries and the non-guarantor subsidiaries as of April 1, 2000 and for the three month period then ended:

                                                    Combined Company       Combined
                                                      And Guarantor      Non-Guarantor
         (In thousands)                               Subsidiaries       Subsidiaries        Total
                                                    ----------------     ------------        -----
     Balance Sheet Data as of April 1, 2000
          Current Assets                                $ 65,087           $42,089         $107,176
          Total Assets                                   101,264            53,838          155,102
          Total Liabilities                              146,659            27,719          174,378
          Stockholders' Equity (Deficit)                 (45,494)           25,768          (19,726)

     Statement of Operations Data for the three
          Months ended April 1, 2000
          Total Revenue                                 $ 24,484           $16,255         $ 40,739
          Loss  before income taxes                       (2,786)           (1,993)          (4,779)
          Net Loss                                        (1,703)           (1,049)          (2,752)


                               INSTRON CORPORATION                     FORM 10-Q
                     Management's Discussion and Analysis of           PART I
                  Financial Condition and Results of Operations        ITEM 2



RESULTS OF OPERATIONS

Quarter Ended April 1, 2000 vs. Quarter Ended April 3, 1999

Revenues for the first quarter of 2000 were $40,739,000, a decrease of 16.4% from the same period last year, due primarily to a decrease in IST shipments of $6.3 million, as well as the translation impact of the weaker Euro. Foreign sales accounted for approximately 59% of consolidated first quarter revenues compared with 57% for the first quarter of 1999.

The consolidated gross margin as a percentage of revenue declined to 36.4% for the first quarter of 2000 compared to 40.8% for the first quarter of 1999, due to higher costs associated with major IST orders.

Total selling and administrative expenses decreased by 5.9% from the first quarter of 1999 due in part to the rationalization benefits of integrating the sales and support functions of Satec with Instron. As a percentage of revenue, selling and administrative expenses were 33.5% compared to 29.7% for the same period last year.

Research and development expenses decreased by 11.0% for the first quarter of 2000 compared with the first quarter of 1999. This decrease reflects not only the high investment that Instron made in 1999 in certain key product development areas, but also the benefit of integrating the development processes of our acquisitions. In addition, software development costs of $287,000 were capitalized during the first quarter of 2000 compared with $587,000 in the first quarter of last year. If software development costs were reported as period expenses, research and development expenses would have decreased by 18.1% in 2000.

Net interest expense increased to $3,515,000 compared to $144,000 in the first quarter of 1999. This increase in 2000 is due to the significant debt assumed by the Company as a result of the Recapitalization of Instron on September 29, 1999.

Loss before taxes for the first quarter of 2000 was $4,779,000 compared to profit before taxes of $2,569,000 for the same period last year. This decline in profitability is due to the higher interest expense related to the Recapitalization and lower shipment volume, partially offset by lower operating expenses.

The consolidated effective tax rate was 42% for the first quarter of 2000 compared to 38% in the first quarter of 1999. The higher tax rate in 2000 reflects the likelihood that we will be unable to utilize all of our foreign tax credits due to lower U.S. income as a result of the higher interest charges.

Net loss for the first quarter of 2000 was $2,752,000 or $4.94 per diluted share compared to net income of $1,593,000 or $0.22 per diluted share for the first quarter of 1999.

FINANCIAL CONDITION

During the first quarter of 2000, the Company generated $1.3 million of cash from operating activities compared to $10.5 million for the same period in the prior year. The Company used $1.1 million of cash for investing activities during the first quarter of 2000, compared to $1.9 million of cash used during the same period in the prior year. The Company used $5.8 million of cash for financing activities, compared to $4.9 million of cash used during the same period in the prior year.

                               INSTRON CORPORATION                     FORM 10-Q
                     Management's Discussion and Analysis of           PART I
                  Financial Condition and Results of Operations        ITEM 2


The cash generated from operating activities during the first quarter of 2000 was largely a result of the reduction in accounts receivable during the period. Accounts receivable declined from $65.5 million at December 31, 1999 to $56.1 million at April 1, 2000. The lower level of accounts receivable was primarily due to the lower level of revenues in the first quarter as compared to the preceding three months ended December 31, 1999. In addition, when compared to the first quarter of 1999, cash generated from operating activities during the first quarter of 2000 declined $9.2 million. This decline in operating cash flow was largely a result of the higher interest costs and net loss for the period, income tax receivable and reduction in accounts payable, accrued expenses and advance payments.

Capital expenditures during the first quarter of 2000 were $0.9 million, compared to $1.5 million in the first quarter of 1999. The lower level of capital expenditures reflects the lower fiscal 2000 capital requirements. The Company plans to make capital expenditures of approximately $3.5 million during the current fiscal year. In addition, the Company plans to continue to develop and enhance its software products and pursue its strategy of acquisitions.

At April 1, 2000, the Company had borrowings of $24.5 million, and additional borrowing availability of $23.3 million, under its $50.0 million multi-currency revolving credit facility, compared to $28.8 million in borrowings at December 31, 1999. The Company had $29.2 million outstanding under its term loan at April 1, 2000, after its initial quarterly principal payment of $0.8 million, compared to $30.0 million outstanding at December 31, 1999. At April 1, 2000, the Company also had $60.0 million of 13 1/4% Senior Subordinated Notes Due 2009 outstanding.

In addition, the Company's revolving term loan and revolving credit facility contains seven restrictive financial covenants. At April 1, 2000, the Company was not in compliance with two of these covenants: the minimum consolidated net worth, EBITDA covenants as set forth in the revolving term loan and revolving credit facility. The Company requested and was granted waivers of these covenants as of and for the period ended April 1, 2000. In exchange for receiving these waivers, the Company agreed to an increase in the interest rate of the revolving term loan and revolving credit facility of 50 basis points. The Company anticipates that it will be in compliance with the financial covenants contained in its revolving term loan and revolving credit facility as of December 31, 2000. In the event that the Company is not in compliance with such covenants at any time in the future, the Company anticipates that it would initiate discussions with its lender seeking additional noncompliance waivers or seeking to amend such covenants to provide the Company with greater flexibility. No assurances can be given that the Company will obtain any such amendments or noncompliance waivers from its lender in the future or that the proposed terms applicable to such amendments or waivers will be satisfactory to the Company.

The Company's subsidiaries have other overdraft and borrowing facilities allowing advances up to approximately $3.9 million. Short-term borrowings under these facilities were $1.8 million and $2.8 million at April 1, 2000 and December 31, 1999, respectively.

The Company believes its present capital resources and anticipated operating cash flows are sufficient to finance its planned operations and investing activities for the next eighteen months. If the Company were to consider a significant acquisition, it would have to seek alternative sources of equity funds and or additional debt.

Bookings for the first quarter of 2000 were $45.5 million, an increase of 8% over the same period last year. The increase in bookings were primarily in North America and Asia.

The Company's order backlog was $71.6 million at the end of the first quarter of 2000, compared to $65.4 million at the end of the first quarter of 1999 and $68.9 million at December 31, 1999.

YEAR 2000

To date, the Company has not incurred significant incremental costs in order to comply with Year 2000 requirements and does not believe it will incur significant incremental costs in the foreseeable future. However, there can be no assurance that Year 2000 errors or defects will not be discovered in the Company's products or internal software systems and, if such errors or defects are discovered, there can be no assurance that the costs of making such products or internal systems Year 2000 compliant will not have a material adverse effect on the Company's business, operating results and financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended on July 7, 1999 by the issuance of Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS

                               INSTRON CORPORATION                     FORM 10-Q
                     Management's Discussion and Analysis of           PART I
                  Financial Condition and Results of Operations        ITEM 2


No. 133". SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for Instron, and we do not expect its adoption to have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statement" ("SAB 101"). This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the second quarter of 2000, retroactive to the first quarter of 2000. The Company is currently in the process of assessing the impact, if any, that SAB 101 may have on the financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company is assessing the impact, if any, that the adoption of FIN 44 will have on the financial position or results of operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

The Company is exposed to market risk related to changes in foreign currency exchange rates. The Company enters into foreign exchange contracts to manage and reduce the impact of changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The exposures are associated with certain accounts receivable denominated in local currencies and certain foreign revenue transactions. There has been no material changes related to the quantitative or qualitative aspects of market risk since December 31, 1999.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain "forward-looking" statements within the meaning of the federal securities laws and are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. No assurances can be given that actual results will not differ materially from those projected in the forward-looking statements contained in this Form 10-Q Report.

Certain factors that might cause such a difference include: the fluctuations in interest rates; the stability of financial markets; the level of bookings worldwide for Instron and IST, particularly for Asia; the success of the automobile industry which is the major purchaser of IST products; the impact of fluctuations in exchange rates and the uncertainties of operating in a global economy, including fluctuations in the economic conditions of the foreign and domestic markets served by the Company which can effect demand for its products and services; the Company's ability to identify and successfully consummate strategic acquisitions; the Company's ability to meet the covenants and repayment schedules of its loan and debt facilities.

                               INSTRON CORPORATION                     FORM 10-Q
                                                                       PART II




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

          None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INSTRON CORPORATION




Date: May 16, 2000                      By /s/ James M. McConnell
                                           -------------------------------------
                                           James M. McConnell
                                           President and Chief Executive Officer




Date: May 16, 2000                      By /s/ Linton A. Moulding
                                           -------------------------------------
                                           Linton A. Moulding
                                           Chief Financial Officer