Form 10-Q
period 2000-07-01
INSTRON CORP
filed 2000-08-15
CIK 50716

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 1, 2000, the Registrant had 557,164 shares outstanding of common stock, all of which was held by affiliates of the Registrant.


================================================================================

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM I


                               INSTRON CORPORATION
                           Consolidated Balance Sheets
                (In thousands, except shares and per share data)


                                                   July 1,       December 31,
                                                     2000           1999
                                                  ----------     ------------
                                                  (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                         $  3,636      $ 10,978
  Accounts receivable (net of allowance for
    doubtful accounts of $855 in 2000 and
    $830 in 1999)                                     55,591        65,481
  Inventories                                         32,860        31,117
  Income tax receivable                                5,158         3,594
  Deferred income taxes                                3,888         3,879
  Prepaid expenses and other current assets            1,885         2,428
                                                    --------      --------
     Total current assets                            103,018       117,477

Property, plant and equipment, net                    21,775        23,143
Goodwill                                              10,130        10,879
Deferred income taxes                                    988           832
Other assets                                           4,725         5,551
Deferred financing costs, net                          8,237         8,793
                                                    --------      --------
     Total assets                                   $148,873      $166,675
                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short term borrowings and current portion of      $ 51,063      $  5,815
    long-term debt
  Accounts payable                                     8,321        11,947
  Accrued liabilities                                 26,812        27,129
  Accrued employee compensation and benefits           4,634         5,280
  Advance payments received on contracts               9,750         6,907
                                                    --------      --------
     Total current liabilities                       100,580        57,078
Long-term debt - revolver                                  0        28,818
Senior debt - term loan                                    0        27,000
13-1/4% senior subordinated notes due 2009            60,000        60,000
                                                    --------      --------
     Total long-term debt                             60,000       115,818
Pension and other long-term liabilities               10,363         9,532
                                                    --------      --------
     Total liabilities                               170,943       182,428
                                                    --------      --------
Stockholders' deficit:
  Common stock, $0.01 par value; 1,000,000 shares
  authorized; 557,164 shares issued and
   outstanding                                           557           557
  Additional paid in capital                          49,881        49,881
  Accumulated deficit                                (64,071)      (59,043)
  Accumulated other comprehensive loss                (8,437)       (7,148)
                                                    --------      --------
     Total stockholders' deficit                     (22,070)      (15,753)
                                                    --------      --------
     Total liabilities and stockholders' deficit    $148,873      $166,675
                                                    ========      ========











           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM I


                               INSTRON CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)



                                                     Three Months Ended        Six Months Ended
                                                   ----------------------- ----------------------
                                                       July 1,     July 3,     July 1,     July 3,
                                                         2000        1999        2000       1999
                                                   -----------  ----------   ---------    ---------

Revenue:
     Sales                                         $  41,165    $  43,034    $  74,292    $  83,411
     Service                                           8,050        9,226       15,662       17,594
                                                   ---------    ---------    ---------    ---------
         Total revenue                                49,215       52,260       89,954      101,005
Cost of revenue:
     Sales                                            25,221       26,600       45,498       49,626
     Service                                           5,796        6,019       11,445       11,847
                                                   ---------    ---------    ---------    ---------
         Total cost of revenue                        31,017       32,619       56,943       61,473
                                                   ---------    ---------    ---------    ---------
              Gross profit                            18,198       19,641       33,011       39,532
Operating expenses:
     Selling and administrative                       13,333       14,128       26,661       28,617
     Research and development                          2,542        2,593        4,953        5,301
     Restructuring costs                               1,465           --        1,769           --
                                                   ---------    ---------    ---------    ---------
          Total operating expenses                    17,340       16,721       33,383       33,918
                                                   ---------    ---------    ---------    ---------
                Income (loss) from operations            858        2,920         (372)       5,614
Other (income) expenses:
     Interest expense, net                             3,679          109        7,194          253
     Foreign exchange (gains) losses                      18         (193)          52         (212)
                                                   ---------    ---------    ---------    ---------
     Total other (income) expense                      3,697          (84)       7,246           41
                                                   ---------    ---------    ---------    ---------
Income (loss) before income taxes                     (2,839)       3,004       (7,618)       5,573
Provision (benefit) for income taxes                    (563)       1,141       (2,590)       2,117
                                                   ---------    ---------    ---------    ---------
Net income (loss)                                  $  (2,276)   $   1,863    $  (5,028)   $   3,456
                                                   =========    =========    =========    =========
Weighted average number of basic common shares           557        6,769          557        6,762
                                                   =========    =========    =========    =========
Earnings (loss) per share - basic                  $   (4.09)   $    0.28    $   (9.03)   $    0.51
                                                   =========    =========    =========    =========
Weighted average number of diluted common shares         557        7,146          557        7,112
                                                   =========    =========    =========    =========
Earnings (loss) per share - diluted                $   (4.09)   $    0.26    $   (9.03)   $    0.49
                                                   =========    =========    =========    =========



















           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM I


                               INSTRON CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                             Six Months Ended
                                                           --------------------
                                                            July 1,     July 3,
                                                             2000         1999
                                                           --------    --------
Cash flows from operating activities:
  Net income (loss)                                        $ (5,028)   $  3,456
  Adjustments to reconcile net income (loss)
  to net cash provided by
  operating activities:
    Depreciation and amortization                             4,669       4,213
    Provision for bad debts                                     141          44
    Deferred taxes                                             (176)       (300)
  Changes in assets and liabilities,
  excluding  the effects from
  purchase of business:
    (Increase) decrease in accounts receivable                8,354       8,027
    (Increase) decrease in inventories                       (2,538)     (2,842)
    (Increase) decrease in income tax receivable             (1,666)         --
    (Increase) decrease in prepaid expenses and
      other current assets                                      503         208
    Increase (decrease) in accounts payable, accrued
      expenses and advance payments                            (840)     (3,871)
    Other, net                                                  611      (1,631)
                                                           --------    --------
      Net cash  provided by operating activities              4,030       7,304
                                                           --------    --------
Cash flows from investing activities:
  Proceeds from the sale of property, plant and
    equipment                                                    --          25
  Capital expenditures                                       (1,669)     (2,699)
  Capitalized software costs                                   (340)     (1,247)
  Other, net                                                    140         206
                                                           --------    --------
      Net cash used in investing activities                  (1,869)     (3,715)
                                                           --------    --------
Cash flows from financing activities:
  Net borrowings (payments) under short-term
    lines of credit                                          (1,448)      4,115
  Net borrowings (payments) under revolving
    line of credit                                           (6,391)     (6,252)
  Payments under Senior Term Loan                            (1,500)         --
  Cash dividends paid                                            --        (268)
  Proceeds from exercise of stock options                        --         386
                                                           --------    --------
      Net cash used in financing activities                  (9,339)     (2,019)
                                                           --------    --------
Effect of exchange rate changes on cash                        (164)       (296)
                                                           --------    --------
Net increase (decrease) in cash and cash
   equivalents                                               (7,342)      1,274
Cash and cash equivalents at beginning of year               10,978       7,209
                                                           --------    --------
Cash and cash equivalents at end of period                 $  3,636    $  8,483
                                                           ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Interest                                             $5,958     $    847
        Income taxes                                           306        3,156












           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM I


                               INSTRON CORPORATION
               Consolidated Statements of Comprehensive Operations
                                   (Unaudited)
                                 (In thousands)


                                               Three Months Ended            Six Months Ended
                                           --------------------------   --------------------------
                                             July 1,        July 3,        July 1,      July 3,
                                               2000          1999           2000         1999
                                           ---------       ----------   -----------   ------------

Net income (loss)                           $(2,276)         $1,863          $(5,028)      $3,456
Other comprehensive income (loss):
  Foreign currency translation
   adjustments                                 (518)           (730)          (1,289)      (2,543)
                                            -------          ------          -------       ------
     Comprehensive income (loss)            $(2,794)         $1,133          $(6,317)      $  913
                                            =======          ======          =======       ======




































           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 1



                               INSTRON CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

     In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

     In the third quarter of fiscal 1999, the Company incurred compensation expenses of $13.0 million as a result of the Recapitalization. In addition, the Company incurred costs of $13.1 million directly related to the Recapitalization. Of these transaction costs, $9.0 million was capitalized and is being amortized over the life of the 13 1/4% Senior Subordinated Notes (the "Notes") and the Senior Credit Facility, and $4.1 million was charged to stockholders' equity.

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

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended on July 7, 1999 by the issuance of Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities
     - Deferral of the Effective Date of SFAS No. 133". In June 2000, the FASB issued SFAS No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for Instron, and we do not expect its adoption to have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statement" ("SAB 101"). This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the second quarter of 2000, retroactive to the first quarter of 2000. In June 2000, the SEC issued SAB101B which further defers the effective date for calender year companies to the fourth quarter of 2000, still retroactive to the first quarter of 2000. The Company is currently in the process of assessing the impact that SAB 101 may have on the financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
     (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44, effective July 1, 2000, did not have a material impact on the financial position or results of operations of the Company.

4.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares, plus the dilutive effect of common share equivalents outstanding using the "treasury stock method." For the three months and six months ended July 1, 2000, outstanding options and warrants totaling 76,559 shares have been excluded from the diluted earnings per share computation as their inclusion would be antidilutive.

     The following is a reconciliation of the basic and diluted EPS calculations: (in thousands, except per share data)

                                                   Three Months Ended        Six Months Ended
                                                ----------------------- -------------------------
                                                 July 1,     July 3,     July 1,      July 3,
                                                   2000        1999        2000         1999
                                                ----------- ----------- ----------- -------------
Net income (loss)                                 $(2,276)     1,863       (5,028)      3,456
  Weighted average number of basic common
   shares outstanding                                 557      6,769          557       6,762
  Dilutive effect of common stock
   equivalents oustanding                              --        377           --         350
                                                  -------    -------      -------     -------
  Weighted average of common and dilutive
   shares                                             557      7,146          557       7,112
                                                  =======    =======      =======     =======
Basic earnings (loss) per share                   $ (4.09)   $  0.28      $ (9.03)    $  0.51
                                                  =======    =======      =======     =======
Diluted earnings (loss) per share                 $ (4.09)   $  0.26      $ (9.03)    $  0.49
                                                  =======    =======      =======     =======

5.   INVENTORIES

                 (IN THOUSANDS)                    July 1,         December 31,
                                                    2000              1999
                                                   -------         ------------
                 Raw materials                     $13,046           $13,346
                 Work-in-process                    12,409             9,823
                 Finished goods                      7,405             7,948
                                                   -------         ------------
                                                   $32,860           $31,117
                                                   =======         ============

     Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is used for certain inventories in the United States and certain Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $8,062,000 and $7,845,000 at July 1, 2000 and December 31, 1999, respectively. The excess of current cost over stated LIFO value was $5,635,000 at July 1, 2000 and $5,588,000 at December 31, 1999.

6.  DEBT
          (IN THOUSANDS)                           July 1,    December 31,
                                                    2000         1999
                                                  --------    ------------
          Short-term borrowings                   $  1,349      $ 2,815
          Long-term debt - revolver                 21,214       28,818
          Senior debt - term loan                   28,500       30,000
          13-1/4% senior subordinated notes
           due 2009                                 60,000       60,000
                                                  --------    ------------
          Total debt                               111,063      121,633
          Less: current portion                    (51,063)      (5,815)
                                                  --------    ------------
                              Long-term debt      $ 60,000     $115,818
                                                  ========    ============

     As part of the Recapitalization, the Company entered into a Senior Credit Facility providing for a Revolving Credit Facility of up to $50.0 million (subject to an available borrowing base) and a Term Loan Facility of $30.0 million, maturing in five and one-half years, unless terminated sooner upon certain events of default. If terminated upon an event of default, all outstanding advances under the credit facility may be required to be immediately repaid. The revolving portion of the Senior Credit Facility can be used to complete permitted acquisitions or for working capital and other general corporate purposes. Borrowings under the Senior Credit Facility currently bear interest, at our option, at either the higher of the federal funds rate plus 1.0% or the prime rate plus 1.75%, or a LIBOR rate plus 3.25%.

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

     The Company is also required, under the Terms of the Senior Credit Facility, to pay a commitment fee based on the unused amount of the Revolving Credit Facility at an annual rate of 0.50%, paid quarterly in arrears.

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

     The Senior Credit Facility requires that the Company meet and maintain certain financial ratios and tests, which include minimum consolidated net worth, consolidated adjusted EBITDA, consolidated capital expenditure, consolidated interest coverage ratio, consolidated fixed charge coverage ratio, maximum consolidated leverage ratio and senior leverage ratio. The Senior Subordinated Notes are governed by negative covenants that are less restrictive than those of the Senior Credit Facility. In addition, the Senior Subordinated Notes contain a provision whereby the Notes are in default if there is an acceleration of payment under the terms of the Senior Credit Facility.

     The Senior Credit Facility also contains covenants that limit the ability of the Company and its operating subsidiaries to take various actions without the consent of the Senior Lenders, including incurring additional indebtedness and liens and entering into some leases, fundamentally changing corporate structure, including mergers, consolidations and liquidations, acquiring and disposing of property, making principal payments on indebtedness prior to maturity, dividends and capital stock purchases, investments, capital expenditures, some modifications to organizational documents, changing fiscal periods, entering into sale and leaseback transactions, entering into affiliate transactions, entering into agreements restricting distributions, amending the acquisition documents, granting negative pledges and making a material change in the nature of the Company's business.

     At July 1, 2000, the Company was not in compliance with three of the Senior Credit Facility covenants: the minimum consolidated net worth covenant, the minimum consolidated adjusted EBITDA covenant and the maximum consolidated leverage ratio covenant. The Company requested and was granted waivers of these covenants as of and for the period ended July 1, 2000, for which the Company will pay an administrative fee of $80,000 to the lenders. The Company did not obtain waivers of covenants of the Senior Credit Facility that extend over the next twelve months and does not believe it will be able to achieve compliance with the current covenants of the Senior Credit Facility. Accordingly, the amounts outstanding under the Senior Credit Facility have been reclassified from long term liabilities to current liabilities. The Company and its lenders are currently discussing amending and restating the covenants which would bring the Company back into compliance.

     As the Company has obtained waivers of the covenants under the Senior Credit Facility as of and for the period ended July 1, 2000, the Company continues to be in compliance with the covenants of the Senior Subordinated Notes. Therefore, the amounts outstanding under the Senior Subordinated Notes continue to be classified as long term liabilities.

7.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

     Some of our wholly owned subsidiaries are not guarantors of our Senior Subordinated Notes. In the event of a bankruptcy, liquidation or reorganization of any of these non-guarantor subsidiaries, these non-guarantor subsidiaries will pay the holders of their debts and their trade creditors before they will be able to distribute any of their assets to us. Summarized below is selected financial information for the guarantor subsidiaries and the non-guarantor subsidiaries as of July 1, 2000 and for the six month period then ended:


                                                  Combined
                                                   Company          Combined
       (IN THOUSANDS)                            And Guarantor    Non-Guarantor
                                                 Subsidiaries      Subsidiaries    Total
                                                 -------------    -------------    -----

       Balance Sheet Data as of July 1, 2000
         Current Assets                           $  44,896         $58,122      $103,018
         Total Assets                                80,567          68,306       148,873
         Total Liabilities                          123,543          47,400       170,943
         Stockholders' Equity (Deficit)             (42,976)         20,906       (22,070)

       Statement of Operations Data for the
         Six Months ended July 1, 2000
           Total Revenue                          $  52,851         $37,103        89,954
           Loss  before income taxes                 (3,565)         (4,053)       (7,618)
           Net Loss                                  (2,822)         (2,206)       (5,028)




8.   RESTRUCTURING

     During the first and second quarters of 2000, the Company completed a workforce reduction of 84 people, of which 24 were in the U.S. and 60 were in Germany and the UK. The personnel reductions were primarily in engineering, manufacturing and administration. Severance costs associated with the workforce reductions were $0.3 million and $1.5 million during the first and second quarter of 2000, respectively. As of July 1, 2000, the liability remaining related to the workforce reduction was approximately $1.2 million, consisting entirely of severance costs. Remaining severance costs are expected to be paid through the second quarter of 2001.

                                                                       FORM 10-Q
                                                                       PART I
                                                                       ITEM 2



                               INSTRON CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Second Quarter Ended July 1, 2000  vs. Second Quarter Ended July 3, 1999

Revenues for the second quarter of 2000 were $49.2 million, compared to $52.3 million for the second quarter of last year, a decrease of 5.8%. The decrease in revenues was primarily due to lower Structures shipments. Foreign sales were 58% of revenues in the second quarter of 2000, compared with 56% for the second quarter of 1999.

Gross margin, as a percentage of revenue, was 37.0% for the second quarter of 2000, compared to 37.6% for the second quarter of 1999. The lower gross margin was primarily due to continued higher costs of major Structures orders.

Selling and administrative expenses for the second quarter of 2000 were $13.3 million, or 27.1% of revenues, compared to $14.1 million, or 27.0% of revenues, in the second quarter of last year, a decrease of 5.6%. The lower expenses are a result of reduced selling and administrative costs at our IST operations, as well as the benefit of integrating the sales and support functions of our Satec acquisition with our North America operations.

Research and development expenses were $2.5 million, or 5.3% of revenues, in the second quarter of 2000, compared to $2.6 million, or 5.0% of revenues, in the second quarter of last year. Software development costs of $0.1 million were capitalized during the second quarter of 2000, compared to $0.7 million in the second quarter of last year. If software development costs were reported as period expenses, research and development expenses would have decreased by 20.3% in 2000. The higher 1999 expenses reflect the investment we made in certain key product development programs. In addition, the lower expense levels in 2000 reflect the benefit of integrating the development processes of our past acquisitions.

During the first and second quarters of 2000, the Company completed a workforce reduction of 84 people, of which 24 were in the U.S. and 60 were in Germany and the UK. The personnel reductions were primarily in engineering, manufacturing and administration. Severance costs associated with the workforce reductions were $0.3 million and $1.5 million during the first and second quarter of 2000, respectively. As of July 1, 2000, the liability remaining related to the workforce reduction was approximately $1.2 million, consisting entirely of severance costs. Remaining severance costs are expected to be paid through the second quarter of 2001.

Net interest expense was $3.7 million in the second quarter of 2000, compared to $0.1 million in the second quarter of 1999. The significantly higher interest costs reflect the debt assumed by the Company as a result of its recapitalization in September 1999.

The loss before taxes for the second quarter of 2000 was $2.8 million, compared to income before taxes of $3.0 million for the second quarter last year. The decline in profitability is due to a combination of higher interest costs, lower revenues and severance costs related to the workforce reduction.

The tax benefit of $0.6 million, or 20% of the pre-tax loss, for the second quarter of 2000 reflects the expected recovery of income taxes paid in prior years from loss carry-back availability. Each quarter, the Company estimates its annual effective tax rate and adjusts the provision or benefit for the cumulative effect of the change in the estimate. The tax provision for the second quarter of 1999 was 38% of pre-tax income.

Net loss for the second quarter of 2000 was $2.3 million, or $4.09 per diluted share compared to net income of $1.9 million, $0.26 per diluted share for the second quarter of last year.

Six Months Ended July 1, 2000 vs. Six Months Ended July 3, 1999

Revenues for the first half of 2000 were $90.0 million compared to $101.0 million for the first half of 1999, a decrease of 10.9%. The lower revenues were largely due to a $9.7 million decline in Structures shipments and lower European revenues. Foreign sales were 58% of total revenues for the first half of 2000 compared to 56% for the first half of 1999.

Gross margin as a percentage of revenues was 36.7% for the first half of 2000 compared to 39.1% for the first half of 1999. The lower gross margin is primarily a result of the higher costs associated with major Structures orders during the first half of 2000.

Selling and administrative expenses were $26.7 million, or 29.6% of revenues, for the first half of 2000, compared to $28.6 million, or 28.3% of revenues, for the first half of 1999, a decrease of 6.8%. The lower expenses are largely a result of lower expenses at our IST operations, as well as the benefit from integrating the sales and support functions of our Satec acquisition with our North America operations.

Research and development expenses were $5.0 million, or 5.5% of revenues, for the first half of 2000, compared to $5.3 million, or 5.3% of revenues, for the first half of 1999. Software development costs of $0.3 million were capitalized during the first half of 2000, compared to $1.2 million during the first half of 1999. If software development costs were reported as period expenses, research and development expenses would have declined $1.2 million, or 19.2%, from 1999. The higher 1999 expense levels reflect the investment we made in certain key product development programs. In addition, the lower 2000 expenses reflect the benefit from integrating the development processes of our past acquisitions.

During the first half of 2000, the Company completed a workforce reduction of 84 people, of which 24 were in the U.S. and 60 were overseas. The personnel reductions were primarily in engineering, manufacturing and administration. Total severance costs in the first half of 2000 related to this workforce reduction was $1.8 million. As of July 1, 2000, the liability remaining related to the workforce reduction was approximately $1.2 million, consisting entirely of severance costs. Remaining severance costs are expected to be paid through the second quarter of 2001.

Net interest expense was $7.2 million for the first half of 2000, compared to $0.3 million for the first half of 1999. The significantly higher interest costs reflect the debt assumed by the Company as a result of its recapitalization in September 1999.

The tax benefit of $2.6 million, or 34% of the pre-tax loss, for the first half of 2000 reflects the expected recovery of income taxes paid in prior years from loss carry-back availability. Each quarter, the Company estimates its annual effective tax rate and adjusts the provision or benefit for the cumulative effect of the change in the estimate. The tax provision for the first half of 1999 was 38% of pre-tax income.

The net loss for the first half of 2000 was $5.0 million, or $9.03 per diluted share compared to net income of $3.5 million, or $0.49 per diluted share for the first half of 1999.

FINANCIAL CONDITION

During the first half of 2000, the Company generated $4.0 million of cash from operating activities, compared to $7.3 million for the same period in the prior year. The Company used $2.0 million of cash for capital expenditures and capitalized software development costs during the first half of 2000, compared to $3.9 million of cash used for similar purposes during the same period in the prior year. The Company used $9.3 million of cash to repay bank borrowings during the first half of 2000, compared to $2.1 million of cash used to repay bank borrowings, $0.3 million of cash used to pay dividends and $0.4 million of cash proceeds from stock option exercises during the same period in the prior year.

The cash generated from operating activities during the first half of 2000 was largely a result of the reduction in accounts receivable during the period, partially offset by an increase in inventories and income tax receivable. Accounts receivable declined from $65.5 million at December 31, 1999 to $55.6 million at July 1, 2000. The lower level of accounts receivable was primarily due to the lower level of revenues in the three months ended July 1, 2000, as compared to the three months ended December 31, 1999. When compared to the first half of 1999, cash generated from operating activities during the first half of 2000 was lower by $3.3 million. The year-to-year reduction was largely a result of the higher interest costs during the first half of 2000, partially offset by a higher level of advance payments.

Capital expenditures during the first half of 2000 were $1.7 million, compared to $2.7 million in the first half of 1999. The lower level of capital expenditures reflects the Company's lower fiscal 2000 capital requirements, including the absence of equipment purchases relating to Y2K compliance. The Company plans to make capital expenditures of approximately $2.75 million during the current fiscal year. In addition, the Company plans to continue to develop and enhance its software products and pursue its strategy of acquisitions.

At July 1, 2000, the Company had borrowings of $21.2 million, and additional borrowing availability of $21.4 million, under its $50.0 million multi-currency revolving credit facility, compared to $28.8 million in borrowings at December 31, 1999. The Company had $28.5 million outstanding under its term loan at July 1, 2000, compared to $30.0 million outstanding at December 31, 1999. At July 1, 2000 and December 31, 1999, the Company also had $60.0 million of 13 1/4% Senior Subordinated Notes Due 2009 outstanding.

The Company's Senior Credit Facility, which includes the Term Loan Facility and Revolving Credit Facility, contains seven restrictive financial covenants. At July 1, 2000, the Company was not in compliance with three of the Senior Credit Facility covenants: the minimum consolidated net worth covenant, the minimum consolidated adjusted EBITDA covenant and the maximum consolidated leverage ratio covenant. The Company requested and was granted waivers of these covenants as of and for the period ended July 1, 2000, for which the Company will pay an administrative fee of $80,000 to the lenders. The Company did not obtain waivers of covenants of the Senior Credit Facility that extend over the next twelve months and does not believe it will be able to achieve compliance with the current covenants of the Senior Credit Facility. Accordingly, the amounts outstanding under the Senior Credit Facility have been reclassified from long term liabilities to current liabilities. The Company and its lenders are currently discussing amending and restating the covenants which would bring the Company back into compliance. To this end and in connection with the granting of the waivers, the Company has committed to hold a meeting with its lenders to discuss certain financial projections by September 6, 2000 and the failure to meet this commitment will result in an automatic increase of the lending rate of 0.5%. No assurances can be given that the Company will obtain any such amendments or future noncompliance waivers from its lenders in the future or that the proposed terms applicable to such amendments or waivers will be satisfactory to the Company.

As the Company has obtained waivers of the covenants under the Senior Credit Facility as of and for the period ended July 1, 2000, the Company continues to be in compliance with the covenants of the Senior Subordinated Notes. Therefore, the amounts outstanding under the Senior Subordinated Notes continue to be classified as long term liabilities.

The Company's subsidiaries have other overdraft and borrowing facilities allowing advances up to approximately $3.9 million. Short-term borrowings under these facilities were $1.3 million and $2.8 million at July 1, 2000 and December 31, 1999, respectively.

The Company believes its present capital resources and anticipated operating cash flows are sufficient to finance its planned operations and investing activities for the next eighteen months. If the Company were to consider a significant acquisition, it would have to seek alternative sources of equity funds and or additional debt.

Bookings for the second quarter of 2000 were $52.2 million and were approximately the same level as the second quarter of last year. For the first half of 2000, bookings were $97.7 million, an increase of 3% over the first half of last year. The year-to-year increase in bookings was primarily for Structures products.

At July 1, 2000, the Company's order backlog was $73.5 million, compared to $71.6 million at April 1, 2000 and $68.9 million at December 31, 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended on July 7, 1999 by the issuance of Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133". In June 2000, the FASB issued SFAS No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for Instron, and we do not expect its adoption to have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statement" ("SAB 101"). This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the second quarter of 2000, retroactive to the first quarter of 2000. In June 2000, the SEC issued SAB101B that further defers the effective date for calendar year companies to the fourth quarter of 2000, still retroactive to the first quarter of 2000. The Company is currently in the process of assessing the impact that SAB 101 may have on the financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44, effective July 1, 2000, did not have a material impact on the financial position or results of operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

The Company is exposed to market risk related to changes in foreign currency exchange rates. The Company enters into foreign exchange contracts to manage and reduce the impact of changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The exposures are associated with certain accounts receivable denominated in local currencies and certain foreign revenue transactions. There have been no material changes related to the quantitative or qualitative aspects of market risk since December 31, 1999.

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

                                                                       FORM 10-Q
                                                                       PART II

                               INSTRON CORPORATION

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


                                         INSTRON CORPORATION




Date: August 14, 2000                    By /s/ James M. McConnell
                                         -------------------------------------
                                         James M. McConnell
                                         President and Chief Executive Officer




Date: August 14, 2000                    By /s/ Linton A. Moulding
                                         -------------------------------------
                                         Linton A. Moulding
                                         Chief Financial Officer