Form 10-Q
period 2000-09-30
INSTRON CORP
filed 2000-11-14
CIK 50716

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2000, the Registrant had 5,571,640 shares outstanding of common stock, all of which was held by affiliates of the Registrant.

================================================================================

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I


                               INSTRON CORPORATION
                           Consolidated Balance Sheets
                                  (Unaudited)
                (In thousands, except shares and per share data)

                                                September 30,     December 31,
                                                    2000             1999
                                                --------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                        $  4,731       $ 10,978
  Accounts receivable (net of allowance for
   doubtful accounts of $871 in 2000 and
   $830 in 1999)                                     52,532         65,481
  Inventories                                        33,775         31,117
  Income tax receivable                               5,548          3,594
  Deferred income taxes                               3,781          3,879
  Prepaid expenses and other current assets           1,721          2,428
                                                   --------       --------
    Total current assets                            102,088        117,477

Property, plant and equipment, net                   20,943         23,143
Goodwill                                              9,755         10,879
Deferred income taxes                                 1,059            832
Other assets                                          4,349          5,551
Deferred financing costs, net                         7,960          8,793
                                                   --------       --------
    Total assets                                   $146,154       $166,675
                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short term borrowings and current portion of     $  5,049       $  5,815
    long-term debt
  Accounts payable                                    9,492         11,947
  Accrued liabilities                                22,718         27,129
  Accrued employee compensation and benefits          5,024          5,280
  Advance payments received on contracts             10,362          6,907
                                                   --------       --------
    Total current liabilities                        52,645         57,078
Long-term debt - revolver                            23,314         28,818
Senior debt - term loan                              24,000         27,000
13-1/4% senior subordinated notes due 2009           60,000         60,000
                                                   --------       --------
    Total long-term debt                            107,314        115,818
Pension and other long-term liabilities              10,609          9,532
                                                   --------       --------
    Total liabilities                               170,568        182,428
                                                   --------       --------
Stockholders' deficit:
  Common stock, $0.001 par value; 10,000,000
    shares authorized; 5,571,640 shares issued
    and outstanding                                       6              6
  Additional paid in capital                         50,432         50,432
  Accumulated deficit                               (65,430)       (59,043)
  Accumulated other comprehensive loss               (9,422)        (7,148)
                                                   --------       --------
    Total stockholders' deficit                     (24,414)       (15,753)
                                                   --------       --------
    Total liabilities and stockholders'
      deficit                                      $146,154       $166,675
                                                   ========       ========

           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I


                               INSTRON CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)


                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   ---------------------------    --------------------------
                                                   September 30,    October 2,    September 30,   October 2,
                                                       2000             1999          2000           1999
                                                   -------------    ----------    -------------   ----------

Revenue:
     Sales                                           $  34,728      $  41,992      $ 109,020      $ 125,431
     Service                                             7,436          7,956         23,098         25,522
                                                     ---------      ---------      ---------      ---------
         Total revenue                                  42,164         49,948        132,118        150,953
                                                     ---------      ---------      ---------      ---------
Cost of revenue:
     Sales                                              19,480         25,491         64,978         75,117
     Service                                             5,611          5,740         17,056         17,587
                                                     ---------      ---------      ---------      ---------
         Total cost of revenue                          25,091         31,231         82,034         92,704
                                                     ---------      ---------      ---------      ---------
              Gross profit                              17,073         18,717         50,084         58,249
                                                     ---------      ---------      ---------      ---------
Operating expenses:
     Selling and administrative                         12,973         12,941         39,634         41,558
     Research and development                            1,981          2,938          6,934          8,239
     Recapitalization compensation expense                  --         12,606             --         12,606
     Restructuring costs                                    --             --          1,769             --
                                                     ---------      ---------      ---------      ---------
          Total operating expenses                      14,954         28,485         48,337         62,403
                                                     ---------      ---------      ---------      ---------
                Income (loss) from operations            2,119         (9,768)         1,747         (4,154)
                                                     ---------      ---------      ---------      ---------
Other expenses:
     Interest expense, net                               3,557            114         10,751            367
     Foreign exchange losses                               133            238            185             26
                                                     ---------      ---------      ---------      ---------
     Total other expense                                 3,690            352         10,936            393
                                                     ---------      ---------      ---------      ---------
Loss before income taxes                                (1,571)       (10,120)        (9,189)        (4,547)
Benefit for income taxes                                  (212)        (2,307)        (2,802)          (190)
                                                     ---------      ---------      ---------      ---------
Net loss                                             $  (1,359)     $  (7,813)     $  (6,387)     $  (4,357)
                                                     =========      =========      =========      =========
Weighted average number of basic and diluted
  common shares                                          5,571         67,967          5,571         67,797
                                                     =========      =========      =========      =========
 Loss per share - basic and diluted                  $   (0.24)     $   (0.12)     $   (1.15)     $   (0.06)
                                                     =========      =========      =========      =========


           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I


                               INSTRON CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                      Nine Months Ended
                                                                 --------------------------
                                                                September 30,   October 2,
                                                                    2000           1999
                                                                -------------   ----------

Cash flows from operating activities:
  Net loss                                                      $  (6,387)     $  (4,357)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                                   6,933          6,446
    Non-cash recapitalization related costs                                        3,874
    Provision for losses on accounts receivable                       187            103
    Deferred taxes                                                   (164)          (962)
  Changes in assets and liabilities, excluding the effects
  from purchase of business:
    (Increase) decrease in accounts receivable                     10,743          5,015
    (Increase) decrease in inventories                             (3,829)        (1,739)
    (Increase) decrease in income tax receivable                   (2,103)        (3,684)
    (Increase) decrease in prepaid expenses and other                 644           (799)
      current assets
    Increase (decrease) in accounts payable, accrued
      expenses and advance payments                                (2,351)         6,412
    Other, net                                                        588          5,913
                                                                ---------      ---------
      Net cash provided by operating activities                     4,261         16,222
Cash flows from investing activities:
 Proceeds from the sale of property, plant and equipment                             131
 Capital expenditures                                              (2,285)        (4,116)
 Capitalized software costs                                          (737)        (1,698)
 Other, net                                                           245            274
                                                                ---------      ---------
      Net cash used in investing activities                        (2,777)        (5,409)
Cash flows from financing activities:
  Net payments of line of credit and borrowing
   arrangements prior to recapitalization                                        (16,488)
  Net payments under short-term lines of credit                    (1,498)          --
  Net borrowings (payments) under revolving line of credit         (3,757)        16,500
  Issuance of senior subordinated notes                                           60,000
  Issuance of senior term loan                                                    30,000
  Debt financing fees                                                             (6,391)
  Recapitalization related fees                                                   (3,760)
  Issuance of recapitalized common stock                                          54,173
  Payments under Senior Term Loan                                  (2,250)            --
  Purchase of treasury stock, common stock and options
    outstanding                                                                 (143,041)
  Cash dividends paid                                                               (268)
  Proceeds from exercise of stock options                                            386
                                                                ---------      ---------
        Net cash used in financing activities                      (7,505)        (8,889)
                                                                ---------      ---------
Effect of exchange rate changes on cash                              (226)           (15)
                                                                ---------      ---------
Net increase (decrease) in cash and cash equivalents               (6,247)         1,909
Cash and cash equivalents at beginning of year                     10,978          7,209
                                                                ---------      ---------
Cash and cash equivalents at end of period                      $   4,731      $   9,118
                                                                =========      =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Interest                                                 $  11,469      $     778
       Income taxes                                                   396          3,024
Conversion of common stock to preferred stock                                        325
Conversion of preferred stock to common stock                                        325
Issuance of common stock warrants                                                  2,250
Retirement of treasury stock                                                       1,330


           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I



                               INSTRON CORPORATION
                 Consolidated Statements of Comprehensive Loss
                                   (Unaudited)
                                 (In thousands)



                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                    ---------------------------     --------------------------
                                    September 30,     October 2,    September 30,   October 2,
                                         2000           1999            2000           1999
                                    -------------    ----------     -------------   ----------

Net loss                              $ (1,359)        $(7,813)       $ (6,387)      $ (4,357)
Other comprehensive income (loss):
  Foreign currency translation
    adjustments                           (985)          1,083          (2,274)        (1,460)
                                      --------         -------        --------       --------
      Comprehensive loss              $ (2,344)        $(6,730)       $ (8,661)      $ (5,817)
                                      ========         =======        ========       ========


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

     In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     On September 8, 2000, the Company effected a 10-for-1 stock split in the form of a stock dividend. Shareholders of record on September 8, 2000, received 9 additional shares of common stock for every share they owned on September 8, 2000. The total number of shares of common stock authorized increased from one million shares (par value $.01) to ten million (par value $.001). Share data for all periods presented herein has been adjusted to give effect to the stock split.

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

     In the third quarter of fiscal 1999, the Company incurred compensation expenses of $12.6 million as a result of the Recapitalization. In addition, the Company incurred costs of $12.4 million directly related to the Recapitalization. Of these transaction costs, $8.6 million was capitalized and is being amortized over the life of the 13 1/4% Senior Subordinated Notes (the "Notes") and the Senior Credit Facility, and $3.8 million was charged to stockholders' equity.

     The Notes were originally issued as part of a unit offering. Each unit ("Unit") consisted of a $1,000 principal amount Note and one warrant to purchase 5.109 shares of Instron's recapitalized common stock (the "Warrants"). On February 14, 2000, the Notes were registered with the Securities and Exchange Commission, at which time the Units separated into their component Notes and Warrants. The Notes and Warrants may now be traded separately and the Units have ceased to exist.

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

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statement" ("SAB 101"). This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the third quarter of 2000, retroactive to the first quarter of 2000. In June 2000, the SEC issued SAB101B, which further defers the effective date for calender year companies to the fourth quarter of 2000, still retroactive to the first quarter of 2000. The Company is currently in the process of assessing the impact that SAB 101 may have on the financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
     (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective September 30, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44, effective July 1, 2000, did not have a material impact on the financial position or results of operations of the Company.

     In September 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all shipping and handling amounts billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue. Adoption of the consensus reached on EITF Issue 00-10 is required no later than the required implementation date for SAB 101. The Company is in the process of assessing the impact of the consensus reached on EITF Issue 00-10 and anticipates a retroactive reclassification for all historical statements of operations related to these revenues from cost of revenues to revenues.

4.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares, plus the dilutive effect of common share equivalents outstanding using the "treasury stock method." For the three months and nine months ended September 30, 2000, outstanding options and warrants totaling 742,700 and 306,540 shares, respectively, have been excluded from the diluted earnings per share computation as their inclusion would be antidilutive.

     The following is a reconciliation of the basic and diluted EPS calculations: (in thousands, except per share data)


                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                          ---------------------------  --------------------------
                                          September 30,    October 2,  September 30,   October 2,
                                              2000            1999         2000           1999
                                          -------------    ----------  -------------   ----------

Net loss                                     $ (1,359)     $  (7,813)     $ (6,387)     $ (4,357)
 Weighted average number of basic common
   shares outstanding                           5,571         67,967         5,571        67,797
 Dilutive effect of common stock
   equivalents outstanding                       --             --            --            --
                                             --------      ---------      --------      --------
 Weighted average of common and dilutive
   shares                                       5,571         67,967         5,571        67,797
                                             ========      =========      ========      ========
 Basic and diluted loss per share            $  (0.24)     $   (0.12)     $  (1.15)     $  (0.06)
                                             ========      =========      ========      ========

Share data for all periods presented herein have been adjusted to effect to the 10 for 1 stock split.


5.   INVENTORIES

                        (IN THOUSANDS)           September 30,  December 31,
                                                     2000           1999
                                                 -------------  ------------
                          Raw materials            $ 12,636       $ 13,346
                          Work-in-process            13,441          9,823
                          Finished goods              7,698          7,948
                                                   --------       --------
                                                   $ 33,775       $ 31,117
                                                   ========       ========

     Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is used for certain inventories in the United States and certain Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $8,019,000 and $7,845,000 at September 30, 2000 and December 31, 1999, respectively. The excess of current cost over stated LIFO value was $5,348,000 at September 30, 2000 and $5,588,000 at December 31, 1999.

6.   DEBT

                        (IN THOUSANDS)                September 30,    December 31,
                                                          2000             1999
                                                      -------------    ------------
                          Short-term borrowings        $  1,299         $  2,815
                          Long-term debt - revolver      23,314           28,818
                          Senior debt - term loan        27,750           30,000
                          13-1/4% senior
                            subordinated notes
                            due 2009                     60,000           60,000
                                                       --------         --------
                          Total debt                    112,363          121,633
                          Less: current portion          (5,049)          (5,815)
                                                       --------         --------
                             Long-term debt            $107,314         $115,818
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

     In addition, as part of the Recapitalization, the Company issued $60 million of 13 1/4% Senior Subordinated Notes due 2009 and Warrants (the "Senior Subordinated Notes"). The Warrants, when exercised, will entitle the holder thereof to receive 5.109 of a fully paid and non-assessable share of common stock, par value $0.001 per share, at an exercise price of $0.001 per share, subject to adjustment. The Warrants will be exercisable on or prior to September 15, 2009. The value of the Warrants on the date of the Recapitalization was $2.3 million and this value is being amortized to interest expense over 10 years.

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

     At July 1, 2000, the Company was not in compliance with three of the Senior Credit Facility covenants: the minimum consolidated net worth covenant, the minimum consolidated adjusted EBITDA covenant and the maximum consolidated leverage ratio covenant. The Company requested and was granted waivers of these covenants as of and for the period ended July 1, 2000, for which the Company paid an administrative fee of $80,000 to the lenders. The Company did not obtain waivers of covenants of the Senior Credit Facility that extended over the twelve month period following July 1, 2000 and did not believe it would be able to achieve compliance with future covenants of the Senior Credit Facility that existed as July 1, 2000. Accordingly, as of July 1, 2000, the amounts outstanding under the Senior Credit Facility were reclassified from long term liabilities to current liabilities.

     During the third quarter of 2000, the Company renegotiated and obtained more lenient debt covenants for the Senior Credit Facility. As of September 30, 2000, the Company was in compliance with the amended Senior Credit Facility covenants. The Company is confident that it will be able to meet the new covenants over the next twelve months. Accordingly, as of September 30, 2000, the amounts outstanding under the Senior Credit Facility have been reclassified back to long term liabilities.

7.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

     Some of our wholly owned subsidiaries are not guarantors of our Senior Subordinated Notes. In the event of a bankruptcy, liquidation or reorganization of any of these non-guarantor subsidiaries, these non-guarantor subsidiaries will pay the holders of their debts and their trade creditors before they will be able to distribute any of their assets to us. Summarized below is selected financial information for the guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2000 and for the nine month period then ended:

                                                       COMBINED
                                                       COMPANY           COMBINED
           (IN THOUSANDS)                              AND GUARANTOR     NON-GUARANTOR
                                                       SUBSIDIARIES      SUBSIDIARIES      TOTAL
                                                       -------------     -------------     -------
     Balance Sheet Data as of September 30, 2000
       Current Assets                                   46,575             55,513           102,088
       Total Assets                                     80,984             65,170           146,154
       Total Liabilities                               124,773             45,795           170,568
       Stockholders' Equity (Deficit)                  (43,789)            19,375           (24,414)

     Statement of Operations Data for the
       Nine Months ended September 30, 2000
         Total Revenue                                  77,580             54,538           132,118
         Loss  before income taxes                      (5,555)            (3,634)           (9,189)
         Net Loss                                       (4,679)            (1,708)           (6,387)


8.   RESTRUCTURING

     During 2000, the Company completed a workforce reduction of 84 people, of which 24 were in the U.S. and 60 were in Germany and the UK. The personnel reductions were primarily in engineering, manufacturing and administration. Severance cost associated with the workforce reductions was $1.8 million during the first six months of 2000. As of September 30, 2000, the liability remaining related to the workforce reduction was approximately $0.8 million, consisting entirely of severance costs. Remaining severance costs are expected to be paid through the second quarter of 2001.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I


                               INSTRON CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 2000 VS. THIRD QUARTER ENDED OCTOBER 2, 1999

Revenues for the third quarter of 2000 were $42.2 million, compared to $49.9 million for the third quarter of last year, a decrease of 15.6%. The decrease in revenues was primarily due to a decline in Structures and European sales. A significant portion of the decline in European sales was due to the weakness of the Euro and Pound compared to prior year. Foreign sales were 55% of revenues in the third quarter of 2000 and 1999.

Gross margin, as a percentage of revenue, was 40.5% for the third quarter of 2000, compared to 37.5% for the third quarter of 1999. The higher gross margin was primarily due to the improved margins in the Structures business.

Selling and administrative expenses for the third quarter of 2000 were $13.0 million, or 30.8% of revenues, compared to $12.9 million, or 25.9% of revenues, in the third quarter of last year. The higher percentage of selling and administrative expenses to revenue was a result of a decrease in Structures and European sales.

Research and development expenses were $2.0 million, or 4.7% of revenues, in the third quarter of 2000, compared to $2.9 million, or 5.9% of revenues, in the third quarter of last year. Software development costs of $0.4 million were capitalized during the third quarter of 2000, compared to $0.5 million in the third quarter of last year.

Income from operations for the third quarter of 2000 was $2.1 million compared to a $9.8 million loss in the third quarter of 1999. During the third quarter of 1999, the Company recorded recapitalization compensation expense of $12.6 million arising from the Merger Agreement between Instron Corporation and Kirtland. Without this one-time charge, income from operations was $2.8 million.

Net interest expense was $3.6 million in the third quarter of 2000, compared to $0.1 million in the third quarter of 1999. The significantly higher interest costs reflect the debt assumed by the Company as a result of its recapitalization in September 1999.

The tax benefit of $0.2 million, or 13.5% of the pre-tax loss, for the third quarter of 2000 reflects the expected recovery of income taxes paid in prior years from loss carry-back availability. Each quarter, the Company estimates its annual effective tax rate and adjusts the provision or benefit for the cumulative effect of the change in the estimate. The tax benefit for the third quarter of 1999 was 22.8% of pre-tax income.

Net loss for the third quarter of 2000 was $1.4 million, or $0.24 loss per basic and diluted share compared to net loss of $7.8 million, or $0.12 loss per basic and diluted share for the third quarter of last year.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED OCTOBER 2, 1999

Revenues for the nine months of 2000 were $132.1 million compared to $151.0 million for the first nine months of 1999, a decrease of 12.5%. The lower revenues were largely due to a $16.5 million decline in Structures revenue, lower European and Japanese revenues, offset by an increase in Asian revenues. Foreign sales were 57% of total revenues for the first nine months of 2000 compared to 56% for the first nine months of 1999.

Gross margin as a percentage of revenues was 37.9% for the first nine months of 2000 compared to 38.6% for the first nine months of 1999. The lower gross margin is primarily a result of the higher costs associated with major Structures orders during the first half of 2000. Gross margin improved in the third quarter of 2000, as noted above.

Selling and administrative expenses were $39.6 million, or 30.0% of revenues, for the first nine months of 2000, compared to $41.5 million, or 27.5% of revenues, for the first nine months of 1999, a decrease of 4.6%. The higher percentage of selling and administrative expenses to revenue was a result of a decrease in structures and European sales.

Research and development expenses were $6.9 million, or 5.2% of revenues, for the first nine months of 2000, compared to $8.2 million, or 5.5% of revenues, for the first nine months of 1999. Software development costs of $0.7 million were capitalized during the first nine months of 2000, compared to $1.7 million during the first nine months of 1999. If software development costs were reported as period expenses, research and development expenses would have declined 2.3 million, or 23.2%, from 1999. The higher 1999 expense levels are due primarily to the capitalization of costs associated with an integrated software suite for the Structures business. In addition, the lower 2000 expenses reflect the benefit from integrating the development processes of our past acquisitions.

During the third quarter of 1999, the Company recorded recapitalization compensation expense of $12.6 million arising from the Merger Agreement between Instron Corporation and Kirtland.

During 2000, the Company completed a workforce reduction of 84 people, of which 24 were in the U.S. and 60 were overseas. The personnel reductions were primarily in engineering, manufacturing and administration. Total severance costs in the first six months of 2000 related to this workforce reduction was $1.8 million. As of September 30, 2000, the liability remaining related to the workforce reduction was approximately $0.8 million, consisting entirely of severance costs. Remaining severance costs are expected to be paid through the second quarter of 2001.

Income from operations for the first nine months was $1.7 million in 2000 compared to a loss of $4.2 million in 1999. Excluding one-time charges, the first nine months income from operations was $3.5 million in 2000 and $8.4 million in 1999.

Net interest expense was $10.8 million for the first nine months of 2000, compared to $0.4 million for the first nine months of 1999. The significantly higher interest costs reflect the debt assumed by the Company as a result of its recapitalization in September 1999.

The tax benefit of $2.8 million, or 30.5% of the pre-tax loss, for the first nine months of 2000 reflects the expected recovery of income taxes paid in prior years from loss carry-back availability. Each quarter, the Company estimates its annual effective tax rate and adjusts the provision or benefit for the cumulative effect of the change in the estimate. The tax benefit for the first nine months of 1999 was $0.2 million or 4.2% of pre-tax loss.

The net loss for the first nine months of 2000 was $6.4 million, or $1.15 loss per basic and diluted share compared to net loss of $4.4 million, or $0.06 loss per basic and diluted share for the first nine months of 1999.

FINANCIAL CONDITION

During the first nine months of 2000, the Company generated $4.3 million of cash from operating activities, compared $16.2 million for the same period in the prior year, a $11.9 million decrease. The decrease on a year to year basis was primarily due to an increase in net loss and a decrease in accrued expenses offset by a decrease in accounts receivable. The net loss increase in 2000 was mostly due to a decrease in revenue of $18.9 million, an increase in net interest expense of roughly $10.4 million (related to the debt financing obtained on September 29, 1999, as part of the recapitalization), and a restructuring charge of $1.8 million offset by the recapitalization charge of $12.6 million in 1999. The cash generated from operating activities during the first nine months of 2000 was largely a result of the reduction in accounts receivable during the period. Accounts receivable declined from $65.5 million at December 31, 1999 to $52.5 million at September 30, 2000. The lower level of accounts receivable was primarily due to the lower level of revenues in the three months ended September 30, 2000, as compared to the three months ended December 31, 1999.

The Company used $2.8 million in cash in investing activities during the first nine months of 2000, compared to $5.4 in cash during the first nine months of 1999. Capital expenditures during the first nine months of 2000 were $2.3 million, compared to $4.1 million in the first nine months of 1999. The lower level of capital expenditures reflects the Company's lower fiscal 2000 capital requirements, including the absence of equipment purchases relating to Y2K compliance. The Company plans to make capital expenditures of approximately $3.0 million during the current fiscal year. In addition, the Company plans to continue to develop and enhance its software products and pursue its strategy of acquisitions.

During the first nine months of 2000, the Company used $7.5 million of cash to repay bank borrowings. During the first nine months of 1999, the Company used cash of $0.3 million to pay dividends and received cash of $0.4 million from stock option exercises.

During the first nine months of 1999, in connection with the Merger, the Company entered into a Credit and Security Agreement (the "Senior Credit Facility") consisting of a $30 million term loan facility (the "Term Loan Facility") and a $50 million revolving credit facility, (the "Revolving Credit Facility"). The Company borrowed $16.5 million against the revolving credit facility. In addition, the Company incurred $60 million of debt through the sale of its 13 1/4% Senior Subordinated Notes and Warrants (the "Senior Subordinated Notes"). Also during the first nine months of 1999, the Company used cash of $143.0 million to purchase all of the treasury stock, common stock and options outstanding, and used cash of $16.5 million to pay off bank debt. The Company received cash of $54.2 million from the sales of recapitalized stock. As part of the Merger and recapitalization, the Company paid $6.4 million for fees to finance the debt and $3.8 million in fees related to the recapitalization.

At September 30, 2000, the Company had borrowings of $23.3 million, and additional borrowing availability of $18.1 million, under its $50.0 million multi-currency revolving credit facility, compared to $28.8 million in borrowings at December 31, 1999. The Company had $27.8 million outstanding under its term loan at September 30, 2000, compared to $30.0 million outstanding at December 31, 1999. At September 30, 2000 and December 31, 1999, the Company also had $60.0 million of 13 1/4% Senior Subordinated Notes Due 2009 outstanding.

At July 1, 2000, the Company was not in compliance with three of the Senior Credit Facility covenants; the minimum consolidated net worth covenant, the minimum consolidated adjusted and was granted waivers of these covenants as of and for the period ended July 1, 2000, for which the Company paid an administrative fee of $80,000 to the lenders. The Company did not obtain waivers of covenants of the Senior Credit Facility that extended over the twelve month period following July 1, 2000 and did not believe it would be able to achieve compliance with future covenants of the Senior Credit Facility that existed as July 1, 2000. Accordingly as of July 1, 2000, the amounts outstanding under the Senior Credit Facility were reclassified from long term liabilities to current liabilities.

During the third quarter of 2000, the Company renegotiated and obtained more lenient debt covenants for the Senior Credit Facility. As of September 30, 2000, the Company was in compliance with the amended Senior Credit Facility covenants. The Company is confident that it will be able to meet the new covenants over the next twelve months. Accordingly, as of September 30, 2000, the amounts outstanding under the Senior Credit Facility have been reclassified back to long term liabilities.

The Company's subsidiaries have other overdraft and borrowing facilities allowing advances up to approximately $2.6 million. Short-term borrowings under these facilities were $0 million and $2.8 million at September 30, 2000 and December 31, 1999, respectively.

The Company believes its present capital resources and anticipated operating cash flows are sufficient to finance its planned operations and investing activities for the next eighteen months. If the Company were to consider a significant acquisition, it would have to seek alternative sources of equity funds and/or additional debt.

Bookings for the third quarter of 2000 were $47.2 million compared to $59.3 million in the third quarter of last year. For the first nine months of 2000, bookings were $144.9 million, a decrease of 5.9% from the first nine months of last year. The year-to-year decrease in bookings was primarily for Structures products.

At September 30, 2000, the Company's order backlog was $75.7 million, compared to $73.5 million at July 1, 2000, $71.6 million at April 1, 2000 and $68.9 million at December 31, 1999.

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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statement" ("SAB 101"). This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the third quarter of 2000, retroactive to the first quarter of 2000. In June 2000, the SEC issued SAB 101B that further defers the effective date for calendar year companies to the fourth quarter of 2000, still retroactive to the first quarter of 2000. The Company is currently in the process of assessing the impact that SAB 101 may have on the financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective September 30, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44, effective July 1, 2000, did not have a material impact on the financial position or results of operations of the Company.

In September 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all shipping and handling amounts billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue. Adoption of the consensus reached on EITF Issue 00-10 is required no later than the required implementation date for SAB 101. The Company is in the process of assessing the impact of the consensus reached on EITF Issue 00-10 and anticipates a retroactive reclassification for all historical statements of operations related to these revenues from cost of revenues to revenues.

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

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I

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

                                          INSTRON CORPORATION


Date: November 14, 2000                   By /s/ James M. McConnell
                                          -------------------------------------
                                          James M. McConnell
                                          President and Chief Executive Officer


Date: November 14, 2000                   By /s/ Linton A. Moulding
                                          -------------------------------------
                                          Linton A. Moulding
                                          Chief Financial Officer