Form 10-K
period 2000-12-31
INSTRON CORP
filed 2001-04-02
CIK 50716

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

   [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

As of December 31, 2000, the Registrant had 5,566,120 shares outstanding of common stock, all of which was held by affiliates of the Registrant.

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

The Company has 38 sales and service offices located throughout the United States and 20 foreign countries. Approximately 57% of the Company's revenues are derived from sales outside the United States. Principal manufacturing facilities are located in the United States, the United Kingdom and Germany.

PRINCIPAL MARKETS

The Company's principal markets are industrial and academic institutions and governments; organizations that seek to evaluate and understand the characterization and properties of materials and products.

INDUSTRY - Most major industries use Instron's systems as a part of their research and development and quality control activities. Industrial research focuses upon developing new materials, substitute materials, or new uses for existing materials that reduce manufacturing or operating costs; and improve product quality and durability. Our systems can be used for determining the mechanical properties of materials, including tensile strength, compressive strength, fracture properties and hardness or simulating the life cycle of components or complete products in order to verify their design, durability and performance capabilities.

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

GOVERNMENTS - Government and government agency use of Instron products principally involves testing which supports defense, space, and civil engineering programs; ascertains compliance with safety and other legal requirements; and conducts research on new materials and emerging technologies.

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

The prices of static systems generally range from $15,000 to $150,000. Static systems and related accessories accounted for approximately 61%, 56%, and 62% of the Company's revenue in 2000, 1999 and 1998, respectively.

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

The dynamic product line includes structural testing or simulation systems. These systems are used to simulate real-life conditions while testing a wide range of automotive components from suspension and steering systems to entire vehicles. They typically consist of several actuators that push and pull the structure at different points, and sensors that collect and transmit the resulting data to a central processing unit.

The prices of dynamic systems generally range from $40,000 to $400,000 with very complex structural testing systems ranging as high as several million dollars. Dynamic systems and related accessories accounted for approximately 39%, 44% and 38% of the Company's sales in 2000, 1999 and 1998, respectively.

HARDNESS SYSTEMS - Instron is in the forefront of development for new hardness testing systems. These systems indent the surface of a material under a controlled force. The size of the resulting indentation gives an indication of the hardness of the surface of the material.

The Series 2000 hardness testing machine takes advantage of Instron's advanced electromechanical position and control technology and also incorporates Instron's load cell technology.

The prices of hardness testing machines range from $2,000 to $30,000. The sales of hardness systems and related accessories are included in the percentage amounts for static systems set forth above.

SERVICE - In recent years, the Company has invested in new service offerings including calibration, extended warranties, software support, upgrade contracts, training and technical support via telephone. The service business accounted for approximately 17%, 16% and 16% of the Company's total revenue in 2000, 1999 and 1998, respectively. The service revenue is included in the percentage amounts for static and dynamic systems set forth above.

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

MERGER AND RECAPITALIZATION

On September 29, 1999, the Company completed a merger by and among the Company, ISN Acquisition Corporation ("MergerCo") and Kirtland Capital Partners III L.P. ("Kirtland") pursuant to which Kirtland and certain affiliates, together with members of Instron's management and certain members of Instron's Board of Directors who were also stockholders (collectively, the "Rollover Stockholders") acquired the Company in a recapitalization merger transaction. The merger and related transactions were treated as a Recapitalization (the "Recapitalization") for financial reporting purposes. Accordingly, the historical basis of the Company's assets and liabilities were not affected by these transactions.

In the merger, MergerCo merged with and into the Company with the Company continuing as the surviving corporation. Pursuant to the Merger, each outstanding share of the Company's common stock (except for shares held by the Company, its subsidiaries and MergerCo), were converted into the right to receive a cash payment of $22.00, without interest. Certain shares of the Company's common stock held by the Rollover Stockholders were converted into shares of stock of the surviving corporation. As a result of the Merger, the Company's common stock no longer is registered under the Securities Exchange Act of 1934.

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

In 2000, the Company expensed $9,154,000 on research and development activities compared with $11,213,000 in 1999, and $8,485,000 in 1998. The Company has also capitalized certain software development costs of $964,000, $2,206,000 and $1,490,000 during 2000, 1999 and 1998, respectively. During 1998, certain Instron engineering resources were utilized to develop new products for IST in accordance with the joint venture agreement for which IST reimbursed Instron. If research and development expenses were adjusted, for comparison purposes, by including capitalized software development costs as period expenses, and including the full year effect of IST and Satec in 1998, research and development expenses declined by 24.6 % in 2000 compared to 1999 which had increased by 1% over 1998. The decrease in 2000 is due to benefits gained from acquisition-related synergies as we have completed the integration of Satec and Instron products as well as leveraging similar products and development efforts to support the servohydraulic and structures product lines. The development of new product platforms and enhancements does not, in the Company's opinion, present a significant risk that on-hand inventory, which supports existing models, will be made obsolete because of the interchangeability of parts and the lead time available before the introduction of new products.

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

BACKLOG

At December 31, 2000, the Company's backlog of orders was approximately $111,395,000 compared with $68,925,000 at December 31, 1999. The adoption of a new revenue recognition policy (See Note 3 in the Notes to Consolidated Financial Statements) has resulted in the deferral of revenue of $30,359,000 from fiscal year 2000 to fiscal year 2001. In addition, our structural testing backlog has increased by $11,024,000 year over year.

The Company anticipates that substantially all of its backlog as of December 31, 2000 will be shipped during 2001, with the exception of two major orders with a total value of approximately $10 million.

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

In November 1996, Instron entered into a joint venture agreement with Carl Schenck AG of Darmstadt, Germany in the area of structural testing. On September 27, 1998, the Company acquired the remaining 49% interest in IST from Carl Schenck A.G. for $2.7 million in cash. This additional investment has been accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The operations of IST for the fourth quarter of 1998 have been consolidated into the Company's results of operations from the date of acquisition. Prior to this acquisition the Company accounted for its 51% interest in IST under the equity method of accounting.

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

NUMBER OF EMPLOYEES

At December 31, 2000 the Company employed 1,329 people worldwide.

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

FOREIGN OPERATIONS

Foreign operations represent a significant portion of the Company's business. The Company's branches and subsidiaries outside of the United States accounted for 57% of the Company's total revenue in 2000, 55% in 1999 and 55% in 1998. The Company believes that the business and political risk of operating in most of its current foreign markets is not, in the aggregate, materially greater than the risk undertaken by the Company in the United States. The Company's principal foreign assets are located in the United Kingdom and Germany.

Foreign exchange rate fluctuations can have a significant impact on the Company's consolidated net assets and results of operations as reported in U.S. dollars. During fiscal year 2000 and 1999 compared to 1998, the Company saw its dollar value of new bookings decline by 7% and 2%, respectively, due to the relative strength of the dollar to both the pound and the euro which has contributed to Instron's decrease in revenues in 2000. The Company takes actions to mitigate the economic impact of such exchange rate fluctuations since foreign operations are generally financed and revenues and expenses are, for the most part, paid in local currencies except for intercompany purchases which are closely monitored. Financial information concerning domestic and foreign operations appears in Note 14 in the "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included as part of this Form 10-K.

ITEM 2.   PROPERTIES

The Company's corporate headquarters and principal United States manufacturing facility is located at the junction of Routes 95 and 138 in Canton, Massachusetts, approximately 15 miles from Boston. On March 27, 1998, the Company sold 42 acres of excess land in Canton, Massachusetts for $13.5 million in cash. The Company believes the remaining 24 acres are sufficient for current and future business requirements. The Company's principal foreign facilities include 120,000 square feet of office and manufacturing space located on 6 acres of Company-owned land in High Wycombe, England, approximately 30 miles west of London and 70,000 square feet of office and manufacturing space leased in Darmstadt, Germany.

The Company has 38 sales offices and demonstration centers which are located throughout the United States and 20 foreign countries. The Company believes that all properties are adequate and suitable for its present needs.

ITEM 3.   LEGAL PROCEEDINGS

The registrant and its subsidiaries are not involved in any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

This information is contained in Part III under the caption "Directors and Executive Officers of the Registrant".

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company effected a 10-for-1 stock split in the form of a stock dividend to shareholders of record on September 8, 2000. The total number of shares of common stock authorized increased from one million shares (par value $0.01) to ten million shares (par value $0.001). The stock split specifically related to the Recapitalized Common Stock, which was issued in connection with the Recapitalization on September 29,1999. Accordingly, share data for all post-recapitalization periods presented herein has been adjusted to give effect to the stock split.

On September 29, 1999, the Company consummated a recapitalization merger, pursuant to which Kirtland acquired approximately 88.3%, and certain members of the Company's management and Board of Directors acquired approximately 11.7%, of the total issued and outstanding common stock of the Company. On such date, the Company terminated the registration of the common stock under the Securities Exchange Act of 1934, as amended, and accordingly, the Company's common stock no longer is publicly traded and an established market does not exist for such common stock. On September 29, 1999, the last reported sales price of the common stock as reported on the American Stock Exchange under the symbol "ISN" was $22.00. As of March 27, 2001, there were 13 holders of record of the Recapitalized common stock. The table below sets forth the high and low sales prices of the pre-merger common stock as reported on the American Stock Exchange and the dividends declared during the two most recent fiscal years.


PERIOD                                      HIGH      LOW     DIVIDEND PER SHARE
- ------                                      ----      ---     ------------------
First Quarter 1999                         $19.00   $ 15.00         $ .04
Second Quarter 1999                        $21.00   $ 15.00          None
Third Quarter 1999 (through 9/29/99)       $22.00   $ 18.75          None
Fourth Quarter 1999                         N/A       N/A            None
First Quarter 2000                          N/A       N/A            None
Second Quarter 2000                         N/A       N/A            None
Third Quarter 2000                          N/A       N/A            None
Fourth Quarter 2000                         N/A       N/A            None

Under the terms of the merger agreement executed in the second quarter of fiscal 1999 in connection with the merger, the Company agreed not to pay any dividends on its common stock prior to the closing of the merger. Under the Indenture governing the terms of the Company's public debt and under the Company's credit facility with its lenders, there are covenants which restrict the future payment of dividends. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future. Under Massachusetts law, we are permitted to pay dividends only out of our surplus or, if there is no surplus, out of our net profits.

On September 29, 1999, we issued a total of 5,574,310 shares of Recapitalized common stock for an aggregate consideration of $61,317,410. The sale and issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Instron's consolidated financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein. Financial data in 2000 has been impacted by a change in accounting for revenue recognition for complex system sales. Pro forma amounts showing the retroactive impact of the change in accounting for periods prior to 2000 could not be reasonably determined and have not been provided. Revenue data for 2000, 1999 and 1998 also reflects the adoption of EITF Issue 00-10. Results for prior years relating to EITF Issue 00-10 could not be reasonably determined and have not been provided.

        In thousands, except per share data                  2000(1)(2)          1999(3)           1998         1997         1996
                                                             ---------          ---------       ---------    ---------    ---------
        OPERATING RESULTS
        Bookings of new orders                               $ 200,574          $ 213,496       $ 166,515    $ 150,020    $ 161,692
        Total revenue                                          189,764            212,009         184,355      155,660      153,113
        Income (loss) from operations                            5,499             (1,323)          9,646       12,571        9,145
        Income (loss) before taxes                              (8,664)            (5,388)         20,333       11,555        7,385
        Cumulative effect of accounting change, net of tax      (4,269)                --              --           --           --
        Net income (loss)                                       (9,297)            (4,991)         11,459        7,164        4,582
        Backlog                                                111,395             68,925          74,477       28,748       34,361
        Research & development                                   9,154             11,213           8,485        6,959        8,616
        Earnings before interest, taxes,
         depreciation and amortization (EBITDA)                 13,875              7,131          27,671       18,880       15,329
        Adjusted EBITDA (4)                                     18,403             21,431          21,570       18,880       17,141

        FINANCIAL POSITION
        Working capital                                      $  41,108          $  60,399       $  55,241    $  41,942    $  44,094
        Total assets                                           176,206            166,675         158,254      118,985      121,833
        Total debt                                             109,591            121,633          19,632       13,659       23,919
        Stockholders' equity (deficit)                         (26,951)           (15,753)         79,584       66,254       62,401
        Capital expenditures                                     2,833              4,593           5,841        4,176        4,473

        PER SHARE OF COMMON STOCK
        Earnings (loss) per basic share before               $   (0.90)         $   (0.81)      $    1.72    $    1.11    $     .72
           cumulative effect of accounting change
        Earnings (loss) per diluted share before                 (0.90)             (0.81)           1.62         1.05          .70
           cumulative effect of accounting change
        Dividends declared                                         .00                .04             .16          .16          .16
        Book value                                               (4.84)             (2.57)          11.46         9.82         9.68

        PERFORMANCE MEASUREMENT
        Revenue growth                                           (10.5)%             15.0%           18.4%         1.7%         1.7%
        Pre-tax income (loss) as a % of total
         revenue                                                  (4.6)              (2.5)           11.0          7.4          4.8
        Effective income tax rate                                 42.0                7.4            43.6         38.0         38.0
        Net income (loss) as a % of total
         revenue                                                  (4.9)              (2.4)            6.2          4.6          3.0

        Working capital ratio                                    1.5:1              2.1:1           1.9:1        2.0:1        1.9:1

(1) Includes impact of implementing change in accounting method for revenue recognition.

(2)      Includes restructuring charge of $1,769,000.

(3) Includes the effects of the Recapitalization, including a charge of $13,039,000 related to compensation expense.

(4) All years have been adjusted to reflect the exclusion of special items charges or sale of excess land. 2000 and 1999 are calculated using the definition of adjusted EBITDA under the latest bank covenants dated September 29, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The consolidated results for 2000 include the effect of the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin provides guidance from the Securities and Exchange Commission staff on applying generally accepted accounting principles to revenue recognition in financial statements. Instron implemented SAB 101 in the fourth quarter of 2000 and has been applied retroactively to transactions that occurred prior to and during 2000. The cumulative effect adjustment of the change in accounting on prior years through December 31,1999 was a reduction to income of $4.3 million (after credit for income taxes of $3.5 million) or $0.77 per diluted share. Prior to the adoption of SAB 101, the Company recognized revenue on the sale of its systems when the system was shipped to the customer and the title had passed to the customer, although the Company often had a further obligation to install the system. Since the Company had a long record of success in installing its systems and obtaining customer acceptance of the system, revenue was recognized prior to the final customer acceptance but after the passage of title. Based upon the new guidelines of SAB 101, the Company has changed its revenue recognition method for complex systems where installation is deemed to be a critical element in the overall contractual obligation to the customer. For complex systems, the Company now recognizes revenue upon the completion of installation or fulfilling the obligations to the customer under the terms of the contract. The effect of adopting SAB 101 increased fiscal year 2000 sales by $5.2 million and increased the fiscal year 2000 net loss by $2.2 million ($0.40 per diluted share). See Note 3 of Notes to Consolidated Financial Statements for further information on Instron's new revenue recognition policy.

The Company effected a 10-for-1 stock split in the form of a stock dividend to shareholders of record on September 8, 2000. The total number of shares of recapitalized common stock authorized increased from one million shares (par value $0.01) to ten million shares (par value $0.001). The stock split specifically related to the recapitalized common stock, which was issued in connection with the Recapitalization on September 29,1999. Accordingly, share data for all post-recapitalization periods presented herein has been adjusted to give effect to the stock split.

The consolidated results for 1999 reflect the Recapitalization of Instron and Merger on September 29, 1999 (see Note 2 of Notes to Consolidated Financial Statements) pursuant to which Kirtland acquired approximately 88.3%, and certain members of the Company's management and Board of Directors acquired approximately 11.7%, of the common stock of the Company, and includes the results of Satec and IST for the entire year. The consolidated results for 1998 reflect the inclusion of Satec and IST from the dates of acquisition.

During August 1998, the Company acquired Satec Systems, a materials testing company supplying electromechanical and servohydraulic products primarily to the metals industry. The business was acquired for $12.6 million in cash. Satec's reported sales were $8,757,000 and net income was $356,000 for the last five months of 1998. For information purposes, Satec's annual sales for 1998 were $18,642,000.

In November 1996, Instron entered into a joint venture with Carl Schenck AG in the area of structural testing. Both companies contributed their structural testing business and signed contracts to provide manufacturing, R&D and support services to the joint venture. During 1997 and the first nine months of 1998, Instron owned 51% of IST and accounted for the joint venture using the equity method of accounting. Instron's revenue from IST was $11,395,000 and $6,858,000 for the first nine months of 1998 and the total year of 1997, respectively. This revenue reflects the shipment of systems from Instron to IST under the terms of a manufacturing and supply agreement at substantially reduced gross margins compared to normal customer margins, and commission income earned by Instron for selling IST products. During the time that Instron owned 51% of the entity, IST had operating losses, due in part to low margin orders contributed into the joint venture, and the time and effort necessary to consolidate the operations and technology of the two contributing partners. For 1998, Instron recorded net losses related to its 51% share of the joint venture results of $902,000.

On September 27, 1998, Instron exercised its option to purchase the remaining 49% of IST for $2.7 million in cash. Upon the completion of the acquisition, the full results of operations from the IST business were included in the consolidated results of Instron, representing three months of activity in 1998. IST's customer revenue of $18,441,000 for the fourth quarter of 1998 was included in Instron's reported results. For information purposes, IST's annual revenues were $56,619,000 in 1998.

Certain 1998 data in this Management's Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to include the full year impact of Satec and IST when making comparisons between 2000, 1999 and 1998 ("on a comparable basis").

Total revenue of $189,764,000 in fiscal 2000 decreased by 10.5% from revenue of $212,009,000 in fiscal 1999 due primarily to a decline in structural systems shipments, lower volumes for material testing in North America and Japan and the impact of a stronger dollar on European shipments. The implementation of SAB 101 increased fiscal year 2000 revenues by $5,212,000. Total revenue in 1999 increased by 15.0% from 1998 due to the inclusion of Satec and IST products and services for a full year.

Bookings of new orders decreased to $200,574,000 in 2000 from $213,496,000 in 1999 due to lower customer activity in North America and Japan and the negative impact of a stronger dollar when translating European orders denominated in pounds or euros.

Our backlog at December 31, 2000 was $111,395,000, an increase of 61.6% from $68,925,000 as of December 31, 1999. The implementation of SAB 101 and Instron's resulting new revenue recognition policy has deferred revenue of $30,359,000 from fiscal year 2000 to fiscal year 2001. In addition, our structural testing backlog has increased by $11,024,000 as compared to last year.

The gross profit margins for each of the three years, on a comparable basis, in the period ended December 31, 2000 were 35.9%, 38.4%, and 38.1%, respectively. The decrease in margins is due principally to the impact of SAB 101, particularly as it relates to IST volume. The implementation of SAB 101 resulted in IST increasing its shipments in 2000 by $12.5 million with a margin of 4%. The majority of the higher margin orders that IST shipped to customers in the second half of 2000 have been deferred until 2001. Under our previous revenue recognition policy, Instron's gross profit margin in 2000 would have been 38.3%.

In 2000, selling and administrative expenses decreased by 11.7% to $51,668,000 compared to 1999 due principally to lower expenses of IST and the effect of a stronger dollar against the pound and euro on the translation of European expenses. As a percentage of revenue on a comparable basis, selling and administrative expenses were 27.2% in 2000, compared to 27.6% in 1999 and 26.6% in 1998.

In 2000, the Company expensed $9,154,000 on research and development activities, compared with $11,213,000 in 1999 and $8,485,000 in 1998. The Company has also capitalized certain software development costs of $964,000, $2,206,000 and $1,490,000 during 2000, 1999 and 1998, respectively. (See Note 3 of Notes to Consolidated Financial Statements). During 1998, certain Instron engineering resources were utilized to develop new products for IST in accordance with the joint venture agreement for which IST reimbursed the Company. If research and development expenses were adjusted, for comparison purposes, by including capitalized software development costs as period expenses, and including the full year effect of IST and Satec in 1998, research and development expenses would have declined by 24.6 % in 2000 compared to 1999 which had increased by 1% over 1998. The decrease in 2000 is due to benefits gained from acquisition related synergies as we have completed the integration of Satec and Instron products as well as leveraging similar products and development efforts to support both the servohydraulic and structures product lines. As a percentage of total revenue, research and development expenditures, on a comparable basis, represented 5.3%, 6.3%, and 6.0% in 2000, 1999, and 1998, respectively.

During 2000, the Company completed a workforce reduction of 84 people, of which 24 were in the U.S. and 60 were overseas. The personnel reductions were primarily in engineering, manufacturing and administration. Total costs in 2000 related to this workforce reduction were $1.8 million that has been accounted for as a restructuring charge to operations. As of December 31, 2000, the liability remaining related to the workforce reduction was approximately $0.1 million, consisting entirely of severance costs that are expected to be paid through the second quarter of 2001.

Income from operations for 2000 was $5,499,000, which includes a loss of $2,534,000 attributable to the implementation of SAB 101 and a restructuring charge of $1,769,000 for the workforce reduction, which compares to a loss from operations in 1999 of $1,323,000. Losses from operations for 1999 include recapitalization compensation expense of $13,039,000 arising from the Merger between Instron Corporation and Kirtland. Operating income for 1998 includes a special items charge of $4,975,000 for the cost of consolidating European operations and to write down the value of non-performing assets. The Company closed down a manufacturing plant in Germany, relocated sales and service personnel to another Instron location in Germany, and moved the manufacturing operation to the United Kingdom. Without one-time charges or the implementation of SAB 101, adjusted income from operations on a comparable basis, would have been $9,802,000 in 2000 compared to $11,716,000 in 1999 and $14,621,000 in 1998.

This decline in income from operations for 2000 compared to 1999 is due to lower revenue for North America, Japan and IST, in part offset by lower operating expenses. The decline in income from operations in 1999 compared to 1998 is due primarily to losses from our structural testing business.

Net interest expense increased by $10.6 million in 2000 and increased by $3.6 million in 1999. The net increase in 2000 is due to the full year effect of higher average debt borrowings related to the Recapitalization and higher interest rates. The increase in net interest expense in 1999 was due to higher average debt borrowings in the last quarter of the year related to the Recapitalization and the full year impact of the purchase of Satec and IST. Foreign exchange losses of $42,000 and $197,000 in 2000 and 1999, respectively, resulted primarily from movements of the pound and the euro.

Loss before income taxes was $8,664,000 in 2000, compared to $5,388,000 in 1999 and income before taxes of $20,333,000 in 1998. The impact of implementing SAB 101 in 2000 has been to increase the loss before taxes by $2,534,000. Excluding the special items charge and the impact of SAB 101 in 2000, the recapitalization compensation expense in 1999 and the special items charge and the non-operating gain on the sale of the land in 1998, (loss) income before taxes as a percentage of total revenue, on a comparable basis, was (2.3)%, 3.6%, and 6.4% in 2000, 1999, and 1998, respectively. The consolidated effective tax rate was 42.0% compared to 7.4% in 1999 and 43.6% in 1998. The provision for income taxes for 2000 varies from the United States statutory rate of 34%, principally because of a significant tax rate change in Germany and the utilization of Net Operating Loss benefits relating to IST, while the 1999 rate reflects the lack of sufficient U.S. income to allow for the full utilization of foreign tax credits. A detailed reconciliation of the Company's effective tax rate and the United States statutory tax rate appears in Note 10 of Notes to Consolidated Financial Statements.

Instron reported net loss before cumulative effect of accounting change of $5,028,000 or $0.90 per diluted share of common stock, for the year ended December 31, 2000, compared with $4,991,000, or $0.81 per diluted share in 1999. In 2000 the reported net loss before cumulative effect of accounting change included a restructuring charge for a workforce reduction of $1,769,000 ($1,026,000 net of taxes) and the impact of implementing SAB 101 in 2000 of $2,534,000 ($2,227,000 net of taxes). Net loss for 1999 included a charge for Recapitalization compensation expense of $13,039,000 ($8,124,000 net of taxes). If these items are excluded from both years, adjusted net loss in 2000 was $1,775,000 or $0.32 per diluted share compared to adjusted net income of $3,133,000 or $0.51 per diluted share in 1999. This decline is due primarily to higher net interest expense and lower revenue in North America and Japan. Adjusted net income in 1999 was $3,133,000 or $0.51 per diluted share compared to adjusted net income in 1998 of $8,824,000, or $1.25 per diluted share, due primarily to lower margins on our structural testing business and higher net interest expense.

Instron reported net loss after cumulative effect of accounting change of $9,297,000 or $1.67 per diluted share of common stock, for the year ended December 31, 2000, compared with $4,991,000, or $0.81 per diluted share in 1999.

The Company's operating activities generated cash of $10.9 million and $7.9 million in 2000 and 1999, respectively. Investing activities used $3.2 million in 2000 and $6.4 million in 1999, while financing activities used $10.6 million in 2000 to pay down debt and provided $2.4 million in 1999.

Our primary source of funds in 2000 and 1999 was net income, as adjusted for the non-cash effect of depreciation, amortization and non-cash recapitalization related costs. In 1998, net cash from operations was supplemented by the net proceeds of the sale of excess land in Canton, Massachusetts.

At December 31, 2000, accounts receivable were $57.3 million compared to last year's level of $65.5 million, due primarily to lower shipments in the fourth quarter of 2000. Inventories increased in 2000 by $22.5 million to $53.6 million compared to last year's level. The implementation of SAB 101 provided $19.4 million of this increase as certain shipments of complex systems were deferred from fiscal year 2000 to fiscal year 2001. The remaining increase of $3.1 million is due primarily to an increase in work-in-progress to support future IST shipments of existing orders in the backlog.

Deferred revenue as of December 31, 2000 was $34.4 million, an increase of $31.0 million from 1999. The primary reason for this increase is the implementation of SAB 101 that has resulted in the deferral of $30.4 million of revenues from 2000 into 2001.

The Company's principal investment activities during 2000 included capital expenditures of $2.8 million and the development of software products for $1.0 million. In 1999, our principal investment activities included capital expenditures of $4.6 million and the development of software products for $2.2 million.

The Company plans to make capital expenditures of approximately $4.0 million in fiscal 2001. In addition, we plan to continue to develop and enhance our software products and pursue our strategy of acquisitions.

The Company's total debt outstanding at December 31, 2000 was $109.6 million compared to $121.6 million at the end of 1999. The decrease in debt was due to Instron primarily utilizing the cash generated by operations to reduce our outstanding debt (see Note 9 of Notes to Consolidated Financial Statements).

We have a term loan facility that provides borrowings of $30 million and a multi-currency revolving credit facility that provides borrowings up to $50 million.

At December 31, 2000, the Company had borrowed $26.6 million and $23.0 million under the term loan and revolving credit facility, respectively. In addition, we have $60 million of debt through the sale of our Senior Subordinated Notes as part of the Recapitalization of Instron in 1999.

Principal and interest under the term loan facility and interest payments under the revolving credit facility and the Senior Subordinated Notes represent significant liquidity requirements for the Company. As of December 31, 2000, the Company had $22.5 million of available credit under the $50 million revolving credit facility.

The Senior Credit Facility requires that the Company meet and maintain certain financial ratios and tests, including a minimum consolidated net worth, consolidated adjusted EBITDA, consolidated capital expenditure, consolidated interest coverage ratio, consolidated fixed charge coverage ratio, maximum consolidated leverage ratio and senior leverage ratio. At April 1 and July 1, 2000, the Company was not in compliance with three of the original Senior Credit Facility covenants. The Company requested and was granted waivers of covenants. During the third quarter of 2000, the Company renegotiated and obtained more lenient debt covenants for the Senior Credit Facility. As of December 31, 2000, the Company was in compliance with the amended Senior Credit Facility covenants. The Company is confident that it will be able to meet the new covenants over the next twelve months.

The Senior Subordinated Notes are governed by negative covenants that are less restrictive than those of the Senior Credit Facility. In addition, the Senior Subordinated Notes contain a provision whereby the Notes are in default if there is an acceleration of payment under the terms of the Senior Credit Facility.

The Senior Credit Facility also contains covenants that limit the ability of the Company and its operating subsidiaries to take various actions, without the consent of the Senior lenders, including incurring additional indebtedness and liens and entering into some leases, fundamentally changing corporate structure, including mergers, consolidations and liquidations, acquiring and disposing of property, making principal payments on indebtedness prior to maturity, dividends and capital stock purchases, investments, capital expenditures, some modifications to organizational documents, changing fiscal periods, entering into sale and leaseback transactions, entering into affiliate transactions, entering into agreements restricting distributions, amending the acquisition documents, granting negative pledges and making a material change in the nature of the Company's business.

Instron believes its present capital resources and anticipated operating cash flows are sufficient to finance its planned operations and investing activities for the next twelve months. If Instron were to consider a significant acquisition, we would have to seek alternative sources of equity funds and/or additional debt.

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

NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended on July 7, 1999 by the issuance of Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133". SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001 for Instron. The Company is currently assessing the impact of its adoption to our financial position and results of operations.

In September 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all shipping and handling amounts billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue. Adoption of the consensus reached on EITF Issue 00-10 is required no later than the required implementation date for SAB 101. Instron adopted EITF Issue 00-10 in the year ended December 31, 2000 and a retroactive reclassification was recorded on all historical statements of operations. Revenues for 2000, 1999 and 1998 were increased and cost of revenue decreased by $1,301,000, $1,445,000 and $1,326,000, respectively. Results for prior years could not be reasonably determined and have not been provided.

FORWARD LOOKING STATEMENTS. Certain statements contained in this Annual Report are "forward-looking" statements within the meaning of the federal securities laws and are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements reflect our current views about future events and financial performance. Words such as "will," "should," "believe," expect," "anticipate," "confident" and other similar expressions that predict or indicate future events or trends, or that are not statements of historical matters, identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements, which speak only as of the date of this release. These risks, uncertainties, and factors include, but are not limited to: (1) fluctuations in interest rates; (2) the stability of financial markets;
(3) the level of bookings worldwide for Instron and IST; (4) our ability to timely ship backlog (in this regard, our expectations are based on historical as well as anticipated production levels); (5) the success of the automobile industry which is the major purchaser of IST products; (6) the impact of fluctuations in exchange rates and the uncertainties of operating in a global economy, including fluctuations in the economic conditions of the foreign and domestic markets served by the Company which can effect demand for its products and services; (7) our ability to identify and successfully consummate strategic acquisitions and our anticipated funding requirements in connection therewith;
(8) our ability to meet the covenants and repayment schedules of the new loan and debt facilities undertaken as a result of the Merger and Recapitalization and the amendments to certain covenants contained in such facilities effected in the third quarter of 2000; (9) the effect of changes in accounting and/or tax policies and practices; and (10) other factors detailed from time to time in our filings with the Securities and Exchange Commission.

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

At December 31, 2000, the Company had a Senior Credit Facility subject to interest rate risk. The Senior Credit Facility is comprised of a Revolving Credit Facility of up to $50.0 million (subject to an available borrowing base) and a Term Loan Facility of $30.0 million, maturing in five and one-half years, unless terminated sooner upon certain events of default. Borrowings under the Senior Credit Facility bear interest, at our option, at either the higher of the federal funds rate plus 1.0% or the prime rate plus 1.75%, or a LIBOR rate plus 3.25%. The weighted average interest rate on loans under the Senior Credit Facility was 9.2% for the year ended December 31, 2000. A 10% fluctuation in average interest rates would change interest expense by $0.6 million.

At December 31, 2000, the face amount of outstanding forward currency contracts to buy and sell U.S. dollars, Japanese yen and certain European currencies was $33.0 million. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.9 million. However, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

The hypothetical movement disclosed above was estimated by calculating the fair value of the forward currency contracts at December 31, 2000, and comparing that with those calculated using hypothetical forward currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
Report of Independent
Accountants.......................................................................................          15

Consolidated Balance Sheets as of December 31, 2000 and 1999......................................          16

Consolidated Statements of Operations for the years ended  December 31, 2000, 1999 and  1998......          17

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
    December 31, 2000, 1999 and 1998..............................................................          18

Consolidated Statements of Cash Flows for the years ended December 31,  2000, 1999 and 1998.......          19

Notes to Consolidated Financial Statements........................................................       20-40

Supplemental Financial Information:
    Quarterly Financial Data (Unaudited)..........................................................          41

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Instron Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Instron Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, during the year ended December 31, 2000, the Company changed its method of recognizing revenue.

                                                  /s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 29, 2001

                              INSTRON CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31
                                                                                  -------------------------
In thousands, except share and per share data                                        2000            1999
                                                                                  ---------       ---------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $   8,008       $  10,978
     Accounts receivable, net of allowance for doubtful
      accounts of $1,014 in  2000 and $830 in 1999                                   57,336          65,481
     Inventories                                                                     53,614          31,117
     Income tax receivable                                                            2,621           3,594
     Current deferred income taxes                                                    7,001           3,879
     Prepaid expenses and other current assets                                        1,802           2,428
                                                                                  ---------       ---------
          Total current assets                                                      130,382         117,477
     Property, plant and equipment, net                                              20,439          23,143
     Goodwill                                                                         9,386          10,879
     Deferred income taxes                                                            4,408             832
     Other assets                                                                     3,910           5,551
     Deferred financing costs, net                                                    7,681           8,793
                                                                                  ---------       ---------
          Total assets                                                            $ 176,206       $ 166,675
                                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Short-term borrowings and current portion of long-term debt                  $   5,604       $   5,815
     Accounts payable                                                                12,661          11,947
     Accrued liabilities                                                             18,696          23,700
     Accrued employee compensation and benefits                                       4,473           5,280
     Deferred revenue                                                                34,407           3,429
     Advance payments received on contracts                                          13,433           6,907
                                                                                  ---------       ---------
          Total current liabilities                                                  89,274          57,078
Long-term debt                                                                      103,987         115,818
Pension and other long-term liabilities                                               9,896           9,532
                                                                                  ---------       ---------
          Total liabilities                                                         203,157         182,428
                                                                                  ---------       ---------

Commitments and contingencies

Stockholders' deficit:
     Recapitalized common stock, $0.001 par value; 10,000,000
      shares authorized; 5,566,120 and 5,571,640 shares issued, respectively              6               6
     Additional paid in capital                                                      50,432          50,432
     Accumulated deficit                                                            (68,340)        (59,043)
     Accumulated other comprehensive loss                                            (9,049)         (7,148)
                                                                                  ---------       ---------


          Total stockholders' deficit                                               (26,951)        (15,753)
                                                                                  ---------       ---------
          Total liabilities and stockholders' deficit                             $ 176,206       $ 166,675
                                                                                  =========       =========



   The accompanying notes are an integral part of the consolidated financial statements.

                               INSTRON CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year Ended December 31
                                                                     -----------------------------------------------
    In thousands, except share and per share data                        2000              1999              1998
                                                                     -----------       -----------       -----------
    Revenue:
         Sales                                                       $   158,829       $   177,589       $   154,205
         Service                                                          30,935            34,420            30,150
                                                                     -----------       -----------       -----------
              Total revenue                                              189,764           212,009           184,355
                                                                     -----------       -----------       -----------
    Cost of revenue:
         Sales                                                            98,534           107,245            92,736
         Service                                                          23,140            23,300            19,644
                                                                     -----------       -----------       -----------
              Total cost of revenue                                      121,674           130,545           112,380
                                                                     -----------       -----------       -----------
                   Gross profit                                           68,090            81,464            71,975
                                                                     -----------       -----------       -----------

    Operating expenses:
         Selling and administrative                                       51,668            58,535            48,869
         Research and development                                          9,154            11,213             8,485
         Recapitalization compensation expense                                --            13,039                --
         Restructuring costs                                               1,769                --             4,975
                                                                     -----------       -----------       -----------
              Total operating expenses                                    62,591            82,787            62,329
                                                                     -----------       -----------       -----------
                   Income (loss) from operations                           5,499            (1,323)            9,646
    Other (income) expenses:
         Gain on sale of land and other assets                              (322)               --           (11,076)
         Interest expense                                                 15,283             4,648             1,175
         Interest income                                                    (840)             (780)             (943)
         Foreign exchange losses                                              42               197               157
                                                                     -----------       -----------       -----------
              Total other (income) expense                                14,163             4,065           (10,687)
                                                                     -----------       -----------       -----------
    Income (loss) before income taxes                                     (8,664)           (5,388)           20,333
    Provision (benefit) for income taxes                                  (3,636)             (397)            8,874
                                                                     -----------       -----------       -----------
    Income (loss) before cumulative effect of accounting change           (5,028)           (4,991)           11,459
    Cumulative effect of accounting change, net of tax                    (4,269)               --                --
                                                                     -----------       -----------       -----------
    Net income (loss)                                                $    (9,297)      $    (4,991)      $    11,459
                                                                     ===========       ===========       ===========


    Earnings (loss) per common share:
    Basic:
         Before cumulative effect on accounting change               $     (0.90)      $     (0.81)      $     (1.72)
         Cumulative effect on accounting change, net of tax                (0.77)               --                --
                                                                     -----------       -----------       -----------
         Net income (loss)                                           $     (1.67)      $     (0.81)      $     (1.72)
                                                                     ===========       ===========       ===========

    Diluted:
         Before cumulative effect on accounting change               $     (0.90)      $     (0.81)      $     (1.62)
         Cumulative effect on accounting change, net of tax                (0.77)               --                --
                                                                     -----------       -----------       -----------
         Net income (loss)                                           $     (1.67)      $     (0.81)      $     (1.62)
                                                                     ===========       ===========       ===========

    Shares used in computing earnings (loss) per common share:

    Basic                                                              5,567,730         6,138,082         6,667,914
    Diluted                                                            5,567,730         6,138,082         7,066,257




   The accompanying notes are an integral part of the consolidated financial statements.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                            RECAPITALIZED    ADDITIONAL
In thousands, except share and per            PREFERRED        COMMON           COMMON         PAID IN         DEFERRED
share data                                     SERIES B         STOCK           STOCK          CAPITAL       COMPENSATION
                                              ---------        ------       -------------    ----------      ------------
BALANCE AT DECEMBER 31, 1997                                  $   6,824                       $   6,972       $  (3,235)
Net income
Translation adjustment

Comprehensive income
Cash dividends declared ($.16 per share)
228,270 shares issued under
  employee stock option plans                                       228                           1,755
Purchase of 33,310 treasury shares
Amortization of deferred compensation                                                                               573
                                              ---------       ---------       ---------       ---------       ---------

BALANCE AT DECEMBER 31, 1998                         --           7,052              --           8,727          (2,662)
                                              ---------       ---------       ---------       ---------       ---------

Net loss
Translation adjustment

Comprehensive loss
Cash dividends declared ($.04 per share)
34,742 shares issued under
  employee stock option plans                                        35                             352
Amortization of deferred compensation                                                                               366
Recapitalization related transactions:
  Retirement of 108,262 shares
    of treasury stock                                              (108)                         (1,222)
  Recognition of deferred
    compensation                                                                                                  2,296
  Conversion of 324,755 shares
    of common stock to 324,755 shares
    of preferred stock                        $     325            (325)
  Issuance of warrants                                                                            2,250
  Repurchase of all outstanding
    common stock                                                 (6,654)                        (10,107)
  Conversion of 324,755 shares of
    preferred stock to 649,510 shares
    of recapitalized common stock                  (325)                      $       1             324
  Purchase of 4,924,800 shares of
    recapitalized common stock                                                        5          54,167
  Fees related to recapitalization                                                               (4,059)
                                              ---------       ---------       ---------       ---------       ---------

BALANCE AT DECEMBER 31, 1999                         --              --               6          50,432              --
                                              ---------       ---------       ---------       ---------       ---------


Net loss
Translation adjustment

Comprehensive loss

                                              ---------       ---------       ---------       ---------       ---------
BALANCE AT DECEMBER 31, 2000                  $      --      $       --       $       6       $  50,432       $      --
                                              =========       =========       =========       =========       =========


                                                RETAINED      ACCUMULATED
                                                EARNINGS         OTHER                          TOTAL
In thousands, except share and per            (ACCUMULATED   COMPREHENSIVE      TREASURY        EQUITY
share data                                      DEFICIT)          LOSS           STOCK         (DEFICIT)
                                               ---------       ---------       ---------      ---------
BALANCE AT DECEMBER 31, 1997                   $  62,097       $  (5,690)      $    (714)     $  66,254
Net income                                        11,459                                         11,459
Translation adjustment                                               991                            991
                                                                                              ---------
Comprehensive income                                                                             12,450
                                                                                              ---------
Cash dividends declared ($.16 per share)          (1,060)                                        (1,060)
228,270 shares issued under
  employee stock option plans                                                                     1,983
Purchase of 33,310 treasury shares                                                  (616)          (616)
Amortization of deferred compensation                                                               573
                                               ---------       ---------       ---------      ---------

BALANCE AT DECEMBER 31, 1998                      72,496          (4,699)         (1,330)        79,584
                                               ---------       ---------       ---------      ---------

Net loss                                          (4,991)                                        (4,991)
Translation adjustment                                            (2,449)                        (2,449)
                                                                                              ---------
Comprehensive loss                                                                               (7,440)
                                                                                              ---------
Cash dividends declared ($.04 per share)            (268)                                          (268)
34,742 shares issued under
  employee stock option plans                                                                       387
Amortization of deferred compensation                                                               366
Recapitalization related transactions:
  Retirement of 108,262 shares
    of treasury stock                                                              1,330             --
  Recognition of deferred
    compensation                                                                                  2,296
  Conversion of 324,755 shares
    of common stock to 324,755 shares
    of preferred stock                                                                               --
  Issuance of warrants                                                                            2,250
  Repurchase of all outstanding
    common stock                                (126,280)                                      (143,041)
  Conversion of 324,755 shares of
    preferred stock to 649,510 shares
    of recapitalized common stock                                                                    --
  Purchase of 4,924,800 shares of
    recapitalized common stock                                                                   54,172
  Fees related to recapitalization                                                               (4,059)
                                               ---------       ---------       ---------      ---------

BALANCE AT DECEMBER 31, 1999                     (59,043)         (7,148)             --        (15,753)
                                               ---------       ---------       ---------      ---------


Net loss                                          (9,297)                                        (9,297)
Translation adjustment                                            (1,901)                        (1,901)
                                                                                              ---------
Comprehensive loss                                                                              (11,198)
                                               ---------       ---------       ---------      ---------
BALANCE AT DECEMBER 31, 2000                   $ (68,340)      $  (9,049)      $      --      $ (26,951)
                                               =========       =========       =========      =========




   The accompanying notes are an integral part of the consolidated financial statements.

                               INSTRON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     In thousands (Years Ended December 31)                                                        2000         1999         1998
                                                                                                ---------    ---------    ---------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                          $  (9,297)   $  (4,991)   $  11,459
     Adjustments to reconcile net income to net cash provided by operating activities:
          Gain on the sale of land and other assets                                                  (322)          --      (11,076)
          Depreciation and amortization                                                             9,208        8,651        7,106
          Non-cash recapitalization related costs                                                      --        3,874           --
          Provision for losses on accounts receivable                                                 312          288           73
          Deferred taxes                                                                           (6,797)        (747)        (580)
          Changes in assets and liabilities, excluding the effects
          from purchase of business:
               (Increase) decrease in accounts receivable                                           5,806         (285)      (6,312)
               (Increase) decrease in inventories                                                 (23,620)       4,743          165
               (Increase) decrease in income tax receivable                                           850       (3,687)          --
               (Increase) decrease in prepaid expenses and other current assets                       572         (196)       2,055
               Increase (decrease) in accounts payable, accrued expenses and advance payments       2,460         (798)       2,137
               Increase (decrease) in deferred revenue                                             31,130         (353)         960
               Other, net                                                                             583        1,420         (711)
                                                                                                ---------    ---------    ---------
          Net cash provided by operating activities                                                10,885        7,919        5,276
                                                                                                ---------    ---------    ---------

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of property, plant and equipment                                          465           66       13,684
     Capital expenditures                                                                          (2,833)      (4,593)      (5,841)
     Purchase of business                                                                              --           --      (13,086)
     Capitalized software costs                                                                      (964)      (2,206)      (1,490)
     Other, net                                                                                       169          362          (31)
                                                                                                ---------    ---------    ---------
          Net cash used by investing activities                                                    (3,163)      (6,371)      (6,764)
                                                                                                ---------    ---------    ---------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) of lines of credit and borrowing
           arrangements prior to recapitalization                                                      --      (16,817)       5,609
     Borrowings (payments) under short-term lines of credit                                        (1,178)          --          199
     Net borrowings (payments) under revolving line of credit                                      (6,373)      28,818           --
     Issuance of senior subordinated notes                                                             --       60,000           --
     Issuance of senior term loan                                                                      --       30,000           --
     Payments under senior term loan                                                               (3,000)          --           --
     Debt financing fees                                                                               --       (6,812)          --
     Recapitalization related fees                                                                     --       (4,059)          --
     Issuance of recapitalized common stock                                                            --       54,172           --
     Purchase of treasury stock, common stock and options outstanding                                  --     (143,041)        (616)
     Cash dividends paid                                                                               --         (268)      (1,060)
     Proceeds from exercise of stock options                                                           --          387        1,983
                                                                                                ---------    ---------    ---------
          Net cash provided (used) in financing activities                                        (10,551)       2,380        6,115
                                                                                                ---------    ---------    ---------
     Effect of exchange rate changes on cash                                                         (141)        (159)          16
                                                                                                ---------    ---------    ---------
     Net increase (decrease) in cash and cash equivalents                                          (2,970)       3,769        4,643
     Cash and cash equivalents at beginning of year                                                10,978        7,209        2,566
                                                                                                ---------    ---------    ---------
     Cash and cash equivalents at end of period                                                 $   8,008    $  10,978    $   7,209
                                                                                                =========    =========    =========

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
          Interest                                                                              $  12,027    $   2,106    $   1,430
          Income taxes                                                                                483        2,388        9,145
     Conversion of common stock to preferred stock                                                     --          325           --
     Conversion of preferred stock to recapitalized common stock                                       --          325           --
     Issuance of common stock warrants                                                                 --        2,250           --
     Retirement of treasury stock                                                                      --        1,330           --

     SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Liabilities incurred or assumed in business acquisitions                                   $      --    $      --    $  12,917


   The accompanying notes are an integral part of the consolidated financial statements.

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

2.  MERGER AGREEMENT AND RECAPITALIZATION

On September 29, 1999, the Company completed a merger by and among the Company, ISN Acquisition Corporation ("MergerCo") and Kirtland Capital Partners III L.P. ("Kirtland") pursuant to which Kirtland and certain affiliates, together with members of Instron's management and certain members of Instron's Board of Directors who were also stockholders (collectively, the "Rollover Stockholders") acquired the Company. The merger and related transactions were treated as a recapitalization (the "Recapitalization") for accounting purposes. Accordingly, the historical basis of the Company's assets and liabilities were not affected by these transactions.

In the merger, MergerCo merged with and into the Company with the Company continuing as the surviving corporation. Pursuant to the Merger, each outstanding share of the Company's common stock (except for shares held by the Company, its subsidiaries and MergerCo), were converted into the right to receive a cash payment of $22.00, without interest. Certain shares of the Company's common stock held by the Rollover Stockholders were converted into shares of stock of the surviving corporation. As a result of the Merger, the Company's common stock no longer is registered under the Securities Exchange Act of 1934.

In 1999, the Company incurred compensation expenses of $13.0 million as a result of the Recapitalization. In addition, the Company incurred costs of $13.1 million directly related to the Recapitalization. Of these transaction costs, $9.0 million was capitalized and is being amortized over the life of the 13 1/4% Senior Subordinated Notes (the "Notes") and the Senior Credit Facility, and $4.1 million was charged to stockholders' equity.

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

FOREIGN CURRENCY TRANSLATION Assets and liabilities of the Company's principal foreign operations are translated at exchange rates prevailing at the end of the period. Income statement items are translated using average quarterly exchange rates. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity. Gains and losses resulting from foreign currency transactions are included in net income.

FOREIGN EXCHANGE RISK MANAGEMENT The Company regularly enters into forward contracts primarily denominated in Japanese yen and certain European currencies to hedge sales and purchase commitments. The maturities of foreign exchange contracts tend to reflect the time taken to complete the order from the customer. In certain cases, for major IST orders, maturities can exceed one year. These contracts are used to reduce the Company's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. The Company does not engage in currency speculation. The Company's policy is to defer gains and losses on these contracts until the corresponding losses and gains are recognized on the items being hedged. Both the contract gains and losses and the losses and gains on the items being hedged are included in costs of goods sold. The unrealized gains and losses were not material in 2000 and 1999 as the fair value of these contracts were approximately equal to the fair value of the underlying exposures.

At December 31, 2000, the face amount of outstanding forward currency contracts to sell U.S. dollars for non-U.S. currencies was $23.8 million, Japanese yen for German deutschemarks was $2.6 million, Japanese yen for British pounds $3.7 million and Japanese yen for euros was $2.9 million.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents.

CONCENTRATION OF CREDIT RISK Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables. The Company places its temporary cash investments with major banks throughout the world in high quality, liquid instruments. The Company sells to a broad range of customers throughout the world and performs ongoing credit evaluations to minimize the risk of loss. The Company makes use of various devices such as letters of credit to protect its interests, principally on sales to foreign customers. In addition, the Company has certain receivables, payables, borrowings and other assets and liabilities denominated in foreign currencies, which are not hedged and therefore are subject to exchange rate fluctuations.

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

Goodwill and purchased technology are included in long term other assets and the related amortization was $2,141,000, $2,139,000 and $1,503,000 in 2000, 1999 and
1998, respectively.

PROPERTY, PLANT AND EQUIPMENT Property and equipment are stated on the basis of cost. The Company principally uses the straight-line method of depreciation for financial reporting purposes to amortize the cost of the assets over their estimated useful lives. Upon disposal of property, plant and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Fully depreciated assets are not removed from the account until physical disposition. Expenditures for maintenance and repairs are charged to expense as incurred.

LONG-LIVED ASSETS The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate the carrying value of the assets may not be recoverable. Impairment of intangible assets is measured on the basis of whether anticipated future discounted operating cash flows expected from the assets will recover the recorded respective intangible asset balances over the remaining amortization period. At December 31, 2000, no amount has been determined to be impaired.

SOFTWARE DEVELOPMENT COSTS Software development costs incurred subsequent to establishment of technological feasibility through the general release of the software product are capitalized. Amortization of capitalized software costs is computed on a product-by-product basis over the estimated economic life of the product, generally three years. Unamortized software costs included in other assets were $2,724,000, $3,270,000 and $2,272,000 at December 31, 2000, 1999 and
1998, respectively. Software development costs of $964,000, $2,206,000 and $1,490,000 were capitalized during 2000, 1999 and 1998, respectively. The amounts amortized and charged to expense in 2000, 1999 and 1998 were $1,512,000, $1,208,000 and $792,000, respectively.

REVENUE RECOGNITION In the fourth quarter of 2000, effective as of January 1, 2000, the Company changed its revenue recognition policy for certain product sales to comply with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). See Note 4, Change in Accounting for Revenue Recognition. SAB 101 provides guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and customer acceptance. Prior to the adoption of SAB 101, the Company recognized revenue on the sale of its systems when the system was shipped to the customer and the title had passed to the customer, although the Company often had a further obligation to install the system. Since the Company had a long record of success in installing its systems and obtaining customer acceptance of the system, revenue was recognized prior to the final customer acceptance but after the passage of title. Based upon the new guidelines of SAB 101, the Company has changed its revenue recognition method for systems where installation is deemed to be a critical element in the contractual obligation to the customer. The Company has termed these as "complex" systems. For complex systems, the Company now recognizes revenue upon the completion of installation or fulfilling the obligations to the customer under the terms of the contract.

For non-complex or "standard" systems, the Company has determined that installation is inconsequential and perfunctory and thus recognizes revenue on these systems upon shipment and the passing of title to the customer. In certain instances, customer payment terms may provide that a minority of the equipment purchase price is paid only after installation has been completed. In those circumstances, the portion of the payment terms related to installation is deferred until the installation has been completed with the majority portion of revenue and the entire product cost recognized upon shipment and passage of title. Systems installation is typically provided by the Company, is generally not billed separately to the customer and the costs to complete the installation are accrued for at the time of shipment. If it is billed separately to the customer then the installation revenue will be recognized in the period that installation is performed.

Revenue from services are recognized as services are performed and ratably over the contract period for service maintenance contracts.

RESEARCH AND DEVELOPMENT Cost relating to research and development are expensed as incurred.

INCOME TAXES Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise.

Provisions are made for the U.S. income tax liability on earnings of foreign subsidiaries, except for locations where the Company has designated earnings to be permanently invested. Such earnings amounted to approximately $883,000 at year-end 2000.

FAIR VALUE The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt. The carrying amounts of these instruments approximates fair value.

STOCK BASED COMPENSATION The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals or is below the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation.

EARNINGS PER SHARE Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of potential common stock outstanding using the "treasury stock method."

The following is a reconciliation of the basic and diluted EPS calculations for the years ended December 31:

    In thousands, except per share data                                2000          1999          1998
                                                                     -------       -------       -------
    Income (loss) before cumulative effect of accounting change      $(5,028)      $(4,991)      $11,459
    Cumulative effect of accounting change, net of tax                (4,269)           --            --
                                                                     -------       -------       -------
    Net income (loss)                                                $(9,297)      $(4,991)      $11,459
                                                                     =======       =======       =======

    Weighted Average Shares:
    Weighted average of common shares outstanding - basic              5,568         6,138         6,668
    Dilutive effect of stock options and warrants outstanding             --            --           398
                                                                     -------       -------       -------
    Weighted average of common and dilutive shares - diluted           5,568         6,138         7,066
                                                                     =======       =======       =======
    Earnings (loss) per common share:
    Basic:
         Before cumulative effect on accounting change               $ (0.90)      $ (0.81)      $  1.72
         Cumulative effect on accounting change, net of tax            (0.77)           --            --
                                                                     -------       -------       -------
         Net income (loss)                                           $ (1.67)      $ (0.81)      $  1.72
                                                                     =======       =======       =======

    Diluted:
         Before cumulative effect on accounting change               $ (0.90)      $ (0.81)      $  1.62
         Cumulative effect on accounting change, net of tax            (0.77)           --            --
                                                                     -------       -------       -------
         Net income (loss)                                           $ (1.67)      $ (0.81)      $  1.62
                                                                     =======       =======       =======


At December 31, 2000 and 1999 Instron had outstanding options to purchase 749,500 and 459,050 shares of common stock respectively and outstanding warrants to purchase 306,540 and 306,540 shares of common stock, respectively. These potential common shares have been excluded from the diluted earnings per share computation as their inclusion would have an antidilutive effect on loss per share.

NEW ACCOUNTING PRONOUNCEMENTS In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended on July 7, 1999 by the issuance of Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133". SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001. The Company is currently assessing the impact of its adoption to our financial position and results of operations.


In September 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all shipping and handling amounts billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue. Adoption of the consensus reached on EITF Issue 00-10 is required no later than the required implementation date for SAB 101. The Company adopted EITF Issue 00-10 in the year ended December 31, 2000 and a retroactive reclassification was recorded on the historical statement of operations for 1999 and 1998.

RECLASSIFICATIONS Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the presentation used for the year ended December 31, 2000.

4. CHANGE IN ACCOUNTING FOR REVENUE RECOGNITION.

In the fourth quarter of 2000, retroactive to January 1, 2000, Instron changed its revenue recognition policy for certain product sales to comply with SAB 101. See Note 3, Significant Accounting Policies for further information on Instron's new revenue recognition policy. In accordance with SAB 101, the new method of accounting has been applied retroactively to transactions that occurred prior to 2000. The cumulative effect adjustment of the change in accounting on prior years through December 31, 1999 was a reduction to income of $4.3 million (after credit for income taxes of $3.5 million), or $0.77 cents per share, which has been accounted for as a change to the first quarter of 2000 financial results. The effect of the change on the three months ended December 31, 2000 was to decrease shipments by $6.6 million and reduce net income by $2.4 million ($0.42 per diluted share). The effect of the change to the operational results for the total year 2000 was to increase sales by $5.2 million and increase the loss before cumulative effect of accounting change by $2.2 million ($0.40 per diluted share). Pro forma accounts showing the retroactive application of SAB 101 for periods prior to 2000 could not be reasonably determined and have not been provided. The effect of the accounting change for revenue recognition on the first three quarters of 2000 including the effect of adopting EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" is as follows:

                                                                                    Three months ended (unaudited)
                                                                                    ------------------------------
                                                                                 April 1        July 1        Sept. 30
                                                                                 -------        ------        --------
           (In thousands except for share data)
           Revenue as originally reported                                       $ 40,739       $ 49,215       $ 42,164
           Effect of change in revenue recognition                                 3,926          4,793          3,067
           Shipping and handling fees and costs                                      331            331            317
                                                                                --------       --------       --------

           Revenue as restated                                                  $ 44,996       $ 54,339       $ 45,548
                                                                                ========       ========       ========


           Gross profit as originally reported                                  $ 14,813       $ 18,198       $ 17,073
           Effect of change in revenue recognition                                   803            (69)           804
                                                                                --------       --------       --------

            Gross profit as restated                                            $ 15,616       $ 18,129       $ 17,877
                                                                                ========       ========       ========


           Loss before income taxes as originally reported                      $ (4,779)      $ (2,839)      $ (1,571)
           Effect of change in revenue recognition                                   846            (69)           639
                                                                                --------       --------       --------

            Loss  before income taxes as  restated                              $ (3,933)      $ (2,908)      $   (932)
                                                                                ========       ========       ========


           Net loss as originally reported                                      $ (2,752)      $ (2,276)      $ (1,359)
           Effect of change in revenue recognition                                   452           (154)           (82)
                                                                                --------       --------       --------

           Loss before cumulative effect of change in revenue recognition         (2,300)        (2,430)        (1,441)
                                                                                --------       --------       --------

           Cumulative effect on prior years (to December 31, 1999) of
           changing to new revenue recognition policy                             (4,269)            --             --
                                                                                --------       --------       --------

           Net income as restated                                               $ (6,569)      $ (2,430)      $ (1,441)
                                                                                ========       ========       ========

           Per share amounts  (diluted)
                Net loss as originally reported                                 $  (0.49)      $  (0.41)      $  (0.24)

                Effect of change in revenue recognition                             0.08          (0.03)         (0.02)
                                                                                --------       --------       --------

                Loss before cumulative effect of change in revenue                 (0.41)         (0.44)         (0.26)
                Cumulative effect on prior years (to December 31, 1999) of
                changing to new revenue recognition policy                         (0.77)            --             --
                                                                                --------       --------       --------

                 Net loss as restated                                           $  (1.18)      $  (0.44)      $  (0.26)
                                                                                ========       ========       ========


5. ACQUISITIONS

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

The following pro forma information assumes that the acquisitions of Satec and the remaining interest in IST had occurred as of January 1, 1998 and includes the assumed impact of goodwill amortization expense recorded as a result of the acquisitions:

                                                            1998
                                                            ----
Sales                                                       $221,073
Net income                                                    10,762
Earnings per share -- basic                                     1.61
Earnings per share -- diluted                                   1.52

6. INVENTORIES

Inventories at December 31 were as follows:

                     In thousands                          2000            1999
                                                         -------         -------
                     Raw materials                       $13,219         $13,346
                     Work in process                      13,326           9,823
                     Finished goods                       27,069           7,948
                                                         -------         -------
                       Total inventory                   $53,614         $31,117
                                                         =======         =======

Included in finished goods are $19.4 million of inventory related to the implementation of SAB 101.

Inventories valued at LIFO amounted to $6,599,000 and $7,845,000 at December 31, 2000 and 1999, respectively. The excess of current cost over stated LIFO value was $5,460,000 at December 31, 2000 and $5,588,000 at December 31, 1999.

During 1999, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 1999 purchases, the effect of which was not material to costs of goods sold, net loss or loss per share.

7. PROPERTY, PLANT AND EQUIPMENT

                                                          Estimated
                                                         Useful Life
                                                         -----------
                     In thousands                          (Years)        2000           1999
                     ------------                                         ----           ----
                     Land                                               $    720       $    763
                     Buildings and improvements           10 to 50        19,906         20,606
                     Machine & equipment                   3 to 10        37,798         37,467
                     Furniture & fixtures                  5 to 10         5,676          5,678
                     Software                              3 to 5          3,059          2,964
                                                                        --------       --------
                                                                          67,159         67,478
                     Less:  Accumulated depreciation                     (46,720)       (44,335)
                                                                        --------       --------
                                                                        $ 20,439       $ 23,143
                                                                        ========       ========



Depreciation expense was approximately $4,443,000, $4,669,000 and $4,239,000 for the years ended December 31, 2000, 1999 and 1998.

In addition, the Company leases production, office space and equipment under various cancelable and non-cancelable operating leases. Rental expense was approximately $3,180,000, $4,566,000 and $3,998,000 for the years ended December 31, 2000, 1999 and 1998, respectively. On March 27, 1998, the Company sold 42 acres of excess land in Canton, Massachusetts for $13.5 million.

At December 31, 2000, expected minimum rental commitments under operating leases with initial or remaining non-cancelable lease terms of one year or more consisted of the following (in thousands):

             2001                                $ 4,120
             2002                                  3,640
             2003                                  2,433
             2004                                  1,899
             2005                                  1,499
             Thereafter                            1,649

8. DEFERRED FINANCING COSTS

Deferred financing costs at December 31, were comprised of the following:

            In thousands                                             2000          1999
            ------------                                          -------       -------
            Financing fees of notes                               $ 4,316       $ 4,316
            Financing fees of senior
              credit facility                                       2,496         2,496
            Discount on notes                                       2,250         2,250
                                                                  -------       -------
                                                                    9,062         9,062
            Amortization of financing fees and debt discount       (1,381)         (269)
                                                                  -------       -------
              Total deferred financing costs                      $ 7,681       $ 8,793
                                                                  =======       =======

Deferred financing costs amortization was $1,112,000 and $269,000 for the years ended December 31, 2000 and 1999, respectively.

9. BORROWING ARRANGEMENTS

Total debt at December 31:

            In thousands                                          2000          1999
            ------------                                        ---------     ---------
            Short-term borrowings                               $   1,604     $   2,815
            Long-term debt - revolver                              21,374        28,818
            Senior debt - term loan                                26,613        30,000
            13-1/4% Sr. subordinated notes due 2009                60,000        60,000
                                                                ---------     ---------
               Total debt                                         109,591       121,633
            Less: current portion                                  (5,604)       (5,815)
                                                                ---------     ---------
               Long-term debt                                   $ 103,987     $ 115,818
                                                                =========     =========


As part of the Recapitalization, the Company entered into a Senior Credit Facility providing for a Revolving Credit Facility of up to $50.0 million (subject to an available borrowing base) and a Term Loan Facility of $30.0 million, maturing in five and one-half years, unless terminated sooner upon certain events of default. If terminated upon an event of default, all outstanding advances under the credit facility may be required to be immediately repaid. The revolving portion of the Senior Credit Facility can be used to complete permitted acquisitions or for working capital and other general corporate purposes. Borrowings under the Senior Credit Facility will bear interest, at our option, at either the higher of the federal funds rate plus 1.0% or the prime rate plus 1.75%, or a LIBOR rate plus 3.25%. The weighted average interest rate on the loans under the Senior Credit Facility was 9.2% per annum for the period ending December 31, 2000.

Ability to borrow under the Senior Credit Facility will be subject to the Company's compliance with the covenants described below. In addition, the Company incurred $60 million of debt through the sale of its 13 1/4% Senior Subordinated Notes and Warrants (the "Senior Subordinated Notes"). The Warrants, when and if exercised, will entitle the holder thereof to receive 5.109 of a fully paid and non-assessable share of common stock, par value $0.001 per share at an exercise price of $0.001 per share, subject to adjustment. The Warrants will be exercisable on or prior to September 15, 2009. The value of the Warrants on the date of the Recapitalization was $2.3 million and this value is being amortized over 10 years.

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

As of December 31, 2000, annual payments under the Term Loan Facility are as follows:

            In thousands
            ------------
            2001                                            $  4,000
            2002                                               5,000
            2003                                               6,000
            2004                                               6,000
            2005                                               5,613
                                                            --------
            Total                                             26,613
                Less current portion                          (4,000)
                                                            --------
            Total long-term principal payments              $ 22,613
                                                            ========

In addition to the regularly scheduled Term Loan Facility Payments for 2000, we made a supplemental payment of $0.4 million during November, 2000. These funds were derived from the sale of 120,000 square feet of land located in High Wycombe, England.

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

The Senior Credit Facility requires that the Company meet and maintain certain financial ratios and tests, including a minimum consolidated net worth, consolidated adjusted EBITDA, consolidated capital expenditure, consolidated interest coverage ratio, consolidated fixed charge coverage ratio, maximum consolidated leverage ratio and senior leverage ratio. At April 1 and July 1, 2000, the Company was not in compliance with three of the original Senior Credit Facility covenants. The Company requested and was granted waivers of covenants. During the third quarter of 2000, the Company renegotiated and obtained more lenient debt covenants for the Senior Credit Facility. As of December 31, 2000, the Company was in compliance with the amended Senior Credit Facility covenants.

The Senior Subordinated Notes are governed by negative covenants that are less restrictive than those of the Senior Credit Facility. In addition, the Senior Subordinated Notes contain a provision whereby the Notes are in default if there is an acceleration of payment under the terms of the Senior Credit Facility.

The Senior Credit Facility also contains covenants that limit the ability of the Company and its operating subsidiaries to take various actions, without the consent of the Senior lenders, including incurring additional indebtedness and liens and entering into some leases, fundamentally changing corporate structure, including mergers, consolidations and liquidations, acquiring and disposing of property, making principal payments on indebtedness prior to maturity, dividends and capital stock purchases, investments, capital expenditures, some modifications to organizational documents, changing fiscal periods, entering into sale and leaseback transactions, entering into affiliate transactions, entering into agreements restricting distributions, amending the acquisition documents, granting negative pledges and making a material change in the nature of the Company's business.


Bank guarantees outstanding at December 31, 2000, for which the Company is contingently liable, amounted to $7.5 million and related principally to performance contracts.

10. INCOME TAXES

The components of income (loss) before income taxes and cummulative effect of accounting change consisted of the following:

            In thousands                                          2000          1999          1998
            ------------                                         -------       -------       -------
            Domestic                                             $(6,200)      $(6,448)      $17,775
            Foreign                                               (2,464)        1,060         2,558
                                                                 -------       -------       -------
                 Total                                           $(8,664)      $(5,388)      $20,333
                                                                 =======       =======       =======


Income tax provisions (benefits) were as follows:

            In thousands                                           2000          1999          1998
            ------------                                         -------       -------       -------
            Current:
              Federal                                            $(1,426)      $   104       $ 6,441
              Foreign                                                779        (1,469)        1,896
              State                                                  (40)          221           381
                                                                 -------       -------       -------
                                                                    (687)       (1,144)        8,718
                                                                 -------       -------       -------
            Deferred, net:
              Federal & State                                     (1,889)       (1,451)          139
              Foreign                                             (1,060)        2,198            17
                                                                 -------       -------       -------
                                                                  (2,949)          747           156
                                                                 -------       -------       -------
                 Total provision (benefit) for income taxes      $(3,636)      $  (397)      $ 8,874
                                                                 =======       =======       =======

The provisions for income taxes, before cummulative effect of accounting change, varied from the United States statutory rate of 34% for 2000, 34% for 1999 and 35% for 1998 principally because of the tax effect of the following:

In thousands                                                             2000          1999          1998
- ------------                                                             ----          ----          ----
Tax provision (benefit) at United States
     statutory rate                                                   $(2,964)      $(1,832)      $ 7,117
Effect of earnings of foreign operations
     subject to different tax rates                                      (485)        1,520         1,019
State taxes, net of federal
     income tax benefit                                                  (284)          103           247
Benefit of Foreign Sales Corporation                                       --          (111)          (76)
All other, net                                                             97           (77)          567
                                                                      -------      --------      --------
     Total tax provision                                             $ (3,636)     $   (397)     $  8,874
                                                                     ========      ========      ========

The significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:

            In thousands                                                   2000          1999
            ------------                                                   ----          ----
            Employee benefits                                           $   4,744     $   5,966
            Inventories                                                     2,248         2,838
            Accrued expenses                                                2,214           937
            Deferred revenue                                                4,948            --
            Loss carryforward                                                 157            --
            Foreign tax credit carryforward                                 3,478         1,263
                                                                        ---------     ---------
               Total deferred tax asset                                    17,789        11,004
                                                                        ---------     ---------
               Valuation Allowance                                         (3,478)       (1,263)
                                                                        ---------     ---------
               Net deferred tax asset                                      14,311         9,741
                                                                        ---------     ---------

            Accrued expenses                                                 (160)         (252)
            Fixed assets                                                   (1,228)       (1,442)
            Capitalized software costs and intangibles                     (1,514)       (3,336)
                                                                        ---------     ---------
               Total deferred tax liability                                (2,902)       (5,030)
                                                                        ---------     ---------
               Net deferred balance                                     $  11,409     $   4,711
                                                                        =========     =========



In 1999, the Company had foreign excess tax credits against which the Company has elected to provide a valuation allowance because of a limited carry-forward period and the uncertainty that the credits will be realized. In 2000, additional excess tax credits were generated for which a valuation allowance has been established due to uncertainty that the credits will be realized.

11.  EMPLOYEE PENSION AND RETIREMENT PLANS

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

Net periodic pension costs include the following components for the years ended December 31:

                                                 2000                             1999                            1998
                                     -----------------------------    ----------------------------    -----------------------------
In thousands                           U.S.       U.K.      JAPAN       U.S.       U.K.      JAPAN      U.S.       U.K.      JAPAN
- ------------                           ----       ----      -----       ----       ----      -----      ----       ----      -----
Service cost                         $ 1,131    $ 1,518    $   230    $ 1,217    $ 1,796    $   201   $ 1,122    $ 1,749    $   222

Interest cost                          2,135      1,973        124      2,094      1,967        127     1,911      2,278        171

Expected return on plan assets        (2,520)    (2,793)        --     (2,321)    (2,755)        --    (2,077)    (2,971)        --
Amortization of transition asset
 (liability)                              (9)       (70)        22         (9)       (74)        21        (9)       (76)        18

Amortization of prior service cost        44        (41)        --         44        (55)        --        44        (73)        --
Amortization of unrecognized
 (gain) loss                             (50)      (196)       (15)         2         --        (24)        2         --         --
Settlement gain                           --         --         --         --         --         --        --         --       (118)
                                     -------    -------    -------    -------    -------    -------   -------    -------    -------
     Net periodic pension cost       $   731    $   391    $   361    $ 1,027    $   879    $   325   $   993    $   907    $   293
                                     =======    =======    =======    =======    =======    =======   =======    =======    =======

Assumptions used in the accounting for the Company's U.S., U.K., and Japan plans at December 31 were:

                                                 2000                             1999                             1998
                                      ---------------------------      ---------------------------      ----------------------------
                                      U.S.       U.K.       JAPAN      U.S.       U.K.       JAPAN      U.S.       U.K.        JAPAN
                                      -----      -----      -----      -----      -----      -----      -----      -----       -----
    Weighted average discount rate    7.25%       6.0%       3.0%       7.0%       6.0%      3.25%      6.75%       5.5%       4.0%
    Rates of increase in
     compensation levels              4.25        4.0        2.75       4.25       4.0       3.0        4.25        4.0        3.0
    Expected long-term rate of
     return on assets                 9.0         6.75         --       9.0        6.75        --       9.0         7.25        --

The following is a reconciliation of the Projected Benefit Obligation as of December 31:

                                                   2000                               1999                       1998
                                     ------------------------------   ------------------------------  ---------------------------
    In thousands                       U.S.       U.K.      JAPAN      U.S.       U.K.       JAPAN      U.S.        U.K.    JAPAN
    ------------                     --------   --------   --------   --------   --------   --------  --------   --------   -----
    Projected benefit obligation
     at prior year end               $ 31,387   $ 35,693   $  3,965   $ 29,541   $ 37,414   $  3,040  $ 26,209   $ 33,222   $ 3,221
    Service cost                        1,131      1,518        230      1,217      1,796        201     1,122      1,749       222
    Interest cost                       2,135      1,973        124      2,094      1,967        127     1,911      2,278       171
    Actuarial (gain) loss              (2,692)        --       (184)      (532)    (3,585)       230     1,170      1,160      (102)
    Benefits paid                        (978)    (1,642)      (353)      (933)    (1,330)       (28)     (871)    (1,437)     (551)
    Plan amendments                        --         82         --         --        181         --        --        262        --
    Plan participants' contribution
      and government refund                --        648         --         --        246         --        --         --        --
    Settlement                             --         --         --         --         --         --        --         --      (321)
    Foreign currency gain (loss)           --     (2,741)      (413)        --       (996)       395        --        180       400
                                     --------   --------   --------   --------   --------   --------  --------   --------    ------
    Projected Benefit Obligation
     at year end                     $ 30,983   $ 35,531   $  3,369   $ 31,387   $ 35,693   $  3,965  $ 29,541   $ 37,414    $ 3,040
                                     ========   ========   ========   ========   ========   ========  ========   ========    =======

The following is a reconciliation of the beginning and ending balances of the fair value of Plan assets at December 31:

                                             2000                              1999                             1998
                                 ------------------------------   ------------------------------   --------------------------------
In thousands                       U.S.       U.K.      JAPAN       U.S.       U.K.      JAPAN       U.S.        U.K.       JAPAN
- ------------                     --------   --------   --------   --------   --------   --------   --------    --------    --------
Fair value of plan assets
 at prior year end               $ 32,520   $ 44,584         --   $ 29,470   $ 39,078   $     --   $ 26,650    $ 33,522    $     --
Actual return on plan assets        1,311        875         --      3,959      6,803         --      3,667       5,475          --
Employer contributions                 24        390        353         24        838         28         24       1,334         551
Benefits paid                        (978)    (1,642)      (353)      (933)    (1,330)       (28)      (871)     (1,437)       (551)
Plan participants' contribution
 and government refund                 --        648         --         --        246         --         --          --          --
Foreign currency gain (loss)           --     (3,378)        --         --     (1,051)        --         --         184          --
                                 --------   --------   --------   --------   --------   --------   --------    --------    --------
Fair value of plan assets
 at year end                     $ 32,877   $ 41,477   $     --   $ 32,520   $ 44,584   $     --   $ 29,470    $ 39,078    $     --
                                 ========   ========   ========   ========   ========   ========   ========    ========    ========

The funded status of the Company's U.S., U.K. and Japan plans and amounts recognized in the Consolidated Balance Sheet at December 31 were:

                                             2000                              1999                             1998
                                 ------------------------------   ------------------------------   --------------------------------
In thousands                       U.S.       U.K.      JAPAN       U.S.       U.K.      JAPAN       U.S.        U.K.       JAPAN
- ------------                     --------   --------   --------   --------   --------   --------   --------    --------    --------
Projected benefit obligation
 (in excess of) less than
 plan assets                     $(1,894)   $(5,946)   $ 3,369    $(1,134)   $(8,891)   $ 3,965    $    71     $(1,664)    $ 3,040
Unrecognized asset (liability)
 at transition                        31        281       (200)        40        378       (247)        48         465        (243)
Unrecognized prior service cost     (373)       324         --       (417)       481         --       (461)        737          --
Unrecognized gain                  7,709      5,109        551      6,276      7,779        438      4,104         163         648
                                 -------    -------    -------    -------    -------    -------    -------     -------     -------
Pension liability/(asset)
 included in Consolidated
 Balance Sheet                   $ 5,473    $  (232)   $ 3,720    $ 4,765    $  (253)   $ 4,156    $ 3,762     $  (299)    $ 3,445
                                 =======    =======    =======    =======    =======    =======    =======     =======     =======

The expense of all pension plans for 2000, 1999 and 1998 was $1,483,000, $2,231,000 and $2,193,000, respectively. The Company also sponsors a Savings and Security Plan for all U.S. employees. The plan (in accordance with section 401(k) of the Internal Revenue Code) offers participating employees a program of regular savings and investment, funded by their own contributions and those of the Company. The amounts charged to operating expense for this plan were $630,000, $643,000 and $582,000 in 2000, 1999 and 1998, respectively.

12. STOCKHOLDERS' EQUITY

Stock Split

The Company effected a 10-for-1 stock split in the form of a stock dividend to shareholders of record on September 8, 2000. The total number of shares of common stock authorized increased from one million shares (par value $.01) to ten million shares (par value $.001). Post-recapitalization share data for all periods presented herein has been adjusted to give effect to the stock split.

Stock Options

The Company currently has one stock option plan, the 1999 Stock Option Plan, under which future option grants may be issued. As of December 31, 2000, 647,150 shares were authorized by the Company for grants of options. Stock Options granted during 2000 generally have a maximum term of ten years and vest ratably over four years. Options granted in 1999, generally had a maximum term of ten years and vested ratably over five years. Options granted in 1998, generally had a maximum term of eight years and vested ratably over four years.

A summary of the Company's stock option activity for the years ended December 31 follows:

                                                                            WEIGHTED
                                                              NUMBER        AVERAGE
                                                            OF OPTIONS  EXERCISE PRICES
                                                            ----------  ---------------
     Options to purchase old common stock
     ------------------------------------
     Outstanding at December 31, 1997                         933,339       $11.51
     Granted                                                   77,250        16.71
     Exercised                                               (260,848)        9.92
     Terminated                                               (24,937)       13.90
                                                            ---------
     Outstanding at December 31, 1998                         724,804       $12.55
     Granted, prior to recapitalization                         5,000        15.88
     Exercised, prior to recapitalization (1)                (598,179)       12.56
     Terminated, prior to recapitalization                     (6,625)       14.64
                                                            ---------
     Outstanding at September 29, 1999                        125,000       $12.53
                                                            =========

     Options to purchase recapitalized common stock
     ----------------------------------------------
     Outstanding at September 29, 1999 (2)                  1,250,000       $ 1.25
     Impact of recapitalization(3)                         (1,000,000)
                                                            ---------
     Options outstanding post-recapitalization                250,000         6.35
     Granted, post-recapitalization                           263,600        11.00
     Terminated, post-recapitalization                        (54,550)        8.53
                                                            ---------
     Outstanding at December 31, 1999                         459,050       $ 8.76
     Granted                                                  332,000         7.50
     Terminated                                               (41,550)        9.07
                                                            ---------
     Outstanding at December 31, 2000                         749,500       $ 8.18
                                                            =========

(1) Includes 563,437 options that were purchased upon consummation of the recapitalization.

(2) Share data related to options to purchase recapitalized common stock has been adjusted to give effect to the ten-for-one stock split effective September 8, 2000.

(3) Options to purchase up to an aggregate of 1,250,000 shares of our common stock held by members of management were converted into options to purchase up to an aggregate of 250,000 shares of our common stock following the recapitalization. Each of these retained options is fully vested and exercisable.


At December 31, 2000, 1999 and 1998, respectively, there were 241,000, 217,000 and 502,735 options exercisable with a weighted average exercise price of $7.07, $6.21 and $11.84. Exercise prices for options outstanding as of December 31, 2000, ranged from $5.00 to $11.00. The weighted average remaining contractual life of those options is 7.6 years.

The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 was $3.84, $5.17 and $7.39 per option, respectively. The fair value of these options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.43%, 6.23% and 5.07%; dividend yields of 0.0%, 0.0% and 0.97%; volatility factors of the expected market price of the Company's common stock of 35%, 32%, and 35%; and a weighted average expected life of the options of 8.0, 8.8 and 7.9 years.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998, the Company's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below:

                                                        2000           1999          1998
                                                    -----------     ---------     ---------
              In thousands, except per share data

              Net income (loss) - pro forma         $   (9,614)     $ (5,606)     $  10,871
              Earnings (loss) per share - basic     $    (1.73)     $  (0.91)     $    1.63
              Earnings (loss) per share - diluted   $    (1.73)     $  (0.91)     $    1.54

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

13. SPECIAL ITEMS CHARGES

During 2000, the Company completed a workforce reduction of 84 people, of which 24 were in the US and 60 were in Germany and the UK. The personnel reductions were primarily in engineering, manufacturing and administration. Total costs in 2000 related to this workforce reduction were $1.8 million that have been accounted for as a special items charge to operations. As of December 31, 2000, the liability remaining related to the workforce reduction was approximately $0.1 million, consisting entirely of severance costs that are expected to be paid through the second quarter of 2001.

14. INDUSTRY SEGMENT AND FOREIGN OPERATIONS

The Company has two operating units: Materials Testing and Structural Testing. Instron's Materials Testing business manufactures and markets material testing instruments, software and accessories. Material testing instruments include static (electromechanical), dynamic (servohydraulic), hardness and impact testing systems. Instron's Structural Testing business manufactures and markets systems for simulating real-life testing of components and products. The economic characteristics, production processes, core technology, types and classes of customers, method of distribution and regulatory environments are similar for both of these operating units which operate within the material testing industry. As a result of these similarities, both units have been aggregated into one reporting segment for financial statement purposes.

The following table summarizes the Company's operations by significant geographic location for the years ended December 31:

             In thousands                               2000            1999            1998
             ------------                            ---------       ---------       ---------
             REVENUE, INCLUDING INTERAREA SALES
                    United States                    $ 100,716       $ 108,792       $ 103,253
                    Germany                             39,903          44,007          26,293
                    Rest of Europe                      44,687          50,756          54,895
                    Asia/Latin America                  32,085          34,020          31,768
                    Rest of World                        6,141           4,588           3,552
                    Eliminations                       (33,768)        (30,154)        (35,406)
                                                     ---------       ---------       ---------
                      Total revenue                  $ 189,764       $ 212,009       $ 184,355
                                                     =========       =========       =========

             IDENTIFIABLE ASSETS AT YEAR-END
                    United States                    $  53,426       $  61,481       $  64,903
                    United Kingdom                      26,230          28,777          24,227
                    Germany                             34,716           8,352          22,983
                    Rest of Europe                      24,040          29,422          14,319
                    Asia/Latin America                  20,685          19,879          18,232
                    Rest of World                        1,993           2,415           1,965
                    Corporate                           17,590          18,555          13,335
                    Eliminations                        (2,474)         (2,206)         (1,710)
                                                     ---------       ---------       ---------
                      Total assets                   $ 176,206       $ 166,675       $ 158,254
                                                     =========       =========       =========

Sales between geographic areas in 2000, 1999 and 1998, respectively, consisted primarily of $22,510,000, $14,087,000 and $20,023,000 from the United States and $13,428,000, $15,777,000 and $15,204,000 from European operations. Transfers between geographic areas are at manufacturing cost plus a markup factor.

15. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

As part of the Recapitalization in 1999, Instron Corporation issued public debt securities (see Note 9, Borrowing Arrangements) which are fully and unconditionally guaranteed by certain of the Corporation's subsidiaries. Below is the condensed consolidating financial information for the guarantor subsidiaries, which includes the parent company and issuer of the debt, Instron Corporation, and the non-guarantor subsidiaries as of December 31, 2000 and for the twelve month period then ended:

                               INSTRON CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          December 31, 2000
                                                                          -----------------
In thousands                                          Guarantor      Non-Guarantor   Eliminations       Total
                                                      ---------      -------------   ------------       -----
ASSETS
Current assets:
  Cash and cash equivalents                           $     138       $   7,870       $      --       $   8,008
  Accounts receivable, net                               25,105          32,231              --          57,336
  Intercompany accounts receivable, net                  22,319          (6,609)        (15,710)             --
  Inventories                                            32,313          21,981            (680)         53,614
  Income tax receivable                                   3,696           2,555          (3,630)          2,621
  Deferred income taxes                                   6,592              20             389           7,001
  Prepaid expenses and other current assets                 713           1,089              --           1,802
                                                      ---------       ---------       ---------       ---------
     Total current assets                                90,876          59,137         (19,631)        130,382
Property, plant and equipment, net                       11,344           9,095              --          20,439
Goodwill                                                  9,276              96              14           9,386
Deferred income taxes                                     3,784             594              30           4,408
Other assets                                              3,369             587             (46)          3,910
Deferred financing costs, net                             7,681              --              --           7,681
                                                      ---------       ---------       ---------       ---------
     Total assets                                     $ 126,330       $  69,509       $ (19,633)      $ 176,206
                                                      =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short term borrowings and current portion of
    long-term debt                                    $   4,350       $   1,254       $      --       $   5,604
  Accounts payable                                        4,572           8,118             (29)         12,661
  Accrued liabilities                                     8,588          10,096              12          18,696
  Accrued employee compensation and benefits              2,833           1,640              --           4,473
  Deferred revenue                                       34,316              91              --          34,407
  Advance payments received on contracts                  1,803          11,630              --          13,433
                                                      ---------       ---------       ---------       ---------
     Total current liabilities                           56,462          32,829             (17)         89,274
Long-term debt                                           82,913          21,074              --         103,987
Pension and other long-term liabilities                  27,527          (1,950)        (15,681)          9,896
                                                      ---------       ---------       ---------       ---------
     Total liabilities                                  166,902          51,953         (15,698)        203,157
                                                      ---------       ---------       ---------       ---------
Stockholders' equity (deficit):
  Intercompany  investments                              (7,681)         10,808          (3,127)             --
  Minority interest                                          --              78             (78)             --
  Common stock                                                6              --              --               6
  Additional paid in capital                             50,432              --              --          50,432
  Retained earnings (accumulated deficit)               (81,933)         14,343            (750)        (68,340)
  Accumulated other comprehensive loss                   (1,396)         (7,673)             20          (9,049)
                                                      ---------       ---------       ---------       ---------
     Total stockholders' equity (deficit)               (40,572)         17,556          (3,935)        (26,951)
                                                      ---------       ---------       ---------       ---------
     Total liabilities and stockholders'
       equity (deficit)                               $ 126,330       $  69,509       $ (19,633)      $ 176,206
                                                      =========       =========       =========       =========

                               INSTRON CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            December 31, 1999
                                                                            -----------------
  In thousands                                          Guarantor     Non-Guarantor    Eliminations       Total
                                                        ---------     -------------    ------------       -----
  ASSETS
  Current assets:
    Cash and cash equivalents                           $     846       $  10,132       $      --       $  10,978
    Accounts receivable, net                               29,128          36,353              --          65,481
    Intercompany accounts receivable, net                  20,872          (5,157)        (15,715)             --
    Inventories                                            13,973          18,400          (1,256)         31,117
    Income tax receivable                                   2,350           2,729          (1,485)          3,594
    Deferred income taxes                                   2,376              30           1,473           3,879
    Prepaid expenses and other current assets               1,333           1,095              --           2,428
                                                        ---------       ---------       ---------       ---------
       Total current assets                                70,878          63,582         (16,983)        117,477
  Property, plant and equipment, net                       12,705          10,438              --          23,143
  Goodwill                                                 10,707             158              14          10,879
  Deferred income taxes                                     2,883          (1,691)           (360)            832
  Other assets                                              4,800             824             (73)          5,551
  Deferred financing costs, net                             8,793              --              --           8,793
                                                        ---------       ---------       ---------       ---------
       Total assets                                     $ 110,766       $  73,311       $ (17,402)      $ 166,675
                                                        =========       =========       =========       =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
    Short term borrowings and current portion of
      long-term debt                                    $   4,386       $   1,429       $      --       $   5,815
    Accounts payable                                        5,154           6,754              39          11,947
    Accrued liabilities                                    11,242          12,458              --          23,700
    Accrued employee compensation and benefits              3,410           1,779              91           5,280
    Deferred revenue                                        2,143           1,286              --           3,429
    Advance payments received on contracts                  2,011           4,896              --           6,907
                                                        ---------       ---------       ---------       ---------
       Total current liabilities                           28,346          28,602             130          57,078
  Long-term debt                                           92,508          23,310              --         115,818
  Pension and other long-term liabilities                  27,217          (1,950)        (15,735)          9,532
                                                        ---------       ---------       ---------       ---------
       Total liabilities                                  148,071          49,962         (15,605)        182,428
                                                        ---------       ---------       ---------       ---------
  Stockholders' equity (deficit):
    Intercompany  investments                              (7,673)         10,802          (3,129)             --
    Minority interest                                          --              99             (99)             --
    Common stock                                                6              --              --               6
    Additional paid in capital                             50,432              --              --          50,432
    Retained earnings (accumulated deficit)               (78,753)         18,220           1,490         (59,043)
    Accumulated other comprehensive loss                   (1,317)         (5,772)            (59)         (7,148)
                                                        ---------       ---------       ---------       ---------
       Total stockholders' equity (deficit)               (37,305)         23,349          (1,797)        (15,753)
                                                        ---------       ---------       ---------       ---------
       Total liabilities and stockholders'
         equity (deficit)                               $ 110,766       $  73,311       $ (17,402)      $ 166,675
                                                        =========       =========       =========       =========

                              INSTRON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands                                                                    Year ended December 31, 2000
                                                                                ----------------------------
                                                                 Guarantor     Non-Guarantor    Eliminations       Total
                                                                 ---------     -------------    ------------       -----
Revenue:
     Sales                                                       $ 100,206       $  58,623       $      --       $ 158,829
     Service                                                        19,436          11,499              --          30,935
     Intercompany                                                   13,235          10,853         (24,088)             --
                                                                 ---------       ---------       ---------       ---------
         Total revenue                                             132,877          80,975         (24,088)        189,764
                                                                 ---------       ---------       ---------       ---------
Cost of revenue:
     Sales                                                          71,380          44,906         (17,752)         98,534
     Service                                                        14,950           8,249             (59)         23,140
                                                                 ---------       ---------       ---------       ---------
         Total cost of revenue                                      86,330          53,155         (17,811)        121,674
                                                                 ---------       ---------       ---------       ---------
              Gross profit                                          46,547          27,820          (6,277)         68,090
                                                                 ---------       ---------       ---------       ---------
Operating expenses:
     Selling and administrative                                     30,132          21,563             (27)         51,668
     Research and development                                        5,658           3,496              --           9,154
     Restructuring costs                                               517           1,252              --           1,769
                                                                 ---------       ---------       ---------       ---------
          Total operating expenses                                  36,307          26,311             (27)         62,591
                                                                 ---------       ---------       ---------       ---------
                Income (loss) from operations                       10,240           1,509          (6,250)          5,499
Other (income) expenses:
     Intercompany (income) expense                                   2,486           3,956          (6,442)             --
     Gain on sale of land                                               --            (322)             --            (322)
     Interest expense                                               12,664           2,619              --          15,283
     Interest income                                                  (282)           (558)             --            (840)
     Foreign exchange (gains) losses                                    48               4             (10)             42
                                                                 ---------       ---------       ---------       ---------
     Total other (income) expense                                   14,916           5,699          (6,452)         14,163
                                                                 ---------       ---------       ---------       ---------
Loss before income taxes                                            (4,676)         (4,190)            202          (8,664)
Provision (benefit) for income taxes                                (2,546)         (1,513)            423          (3,636)
                                                                 ---------       ---------       ---------       ---------
Loss before cumulative effect of accounting change                  (2,130)         (2,677)           (221)         (5,028)
Cumulative effect of accounting change, net of tax                  (3,187)         (1,082)             --          (4,269)
                                                                 ---------       ---------       ---------       ---------
Net loss                                                         $  (5,317)      $  (3,759)      $    (221)      $  (9,297)
                                                                 =========       =========       =========       =========

                              INSTRON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands                                                      Year ended December 31, 1999
                                                                  ----------------------------
                                                   Guarantor     Non-Guarantor    Eliminations       Total
                                                   ---------     -------------    ------------       -----
Revenue:
     Sales                                         $  99,827       $  77,762       $      --       $ 177,589
     Service                                          21,484          12,936              --          34,420
     Intercompany                                      9,814          15,613         (25,427)             --
                                                   ---------       ---------       ---------       ---------
         Total revenue                               131,125         106,311         (25,427)        212,009
                                                   ---------       ---------       ---------       ---------
Cost of revenue:
     Sales                                            65,160          61,573         (19,488)        107,245
     Service                                          14,578           8,722              --          23,300
                                                   ---------       ---------       ---------       ---------
         Total cost of revenue                        79,738          70,295         (19,488)        130,545
                                                   ---------       ---------       ---------       ---------
              Gross profit                            51,387          36,016          (5,939)         81,464
                                                   ---------       ---------       ---------       ---------
Operating expenses:
     Selling and administrative                       33,216          25,347             (28)         58,535
     Research and development                          5,774           5,439              --          11,213
     Recapitalization compensation expense            13,039              --              --          13,039
                                                   ---------       ---------       ---------       ---------
          Total operating expenses                    52,029          30,786             (28)         82,787
                                                   ---------       ---------       ---------       ---------
                Income (loss) from operations           (642)          5,230          (5,911)         (1,323)
Other (income) expenses:
     Intercompany (income) expense                     1,839           4,485          (6,324)             --
     Interest expense                                  3,426           1,222              --           4,648
     Interest income                                    (308)           (472)             --            (780)
     Foreign exchange losses                              16             181              --             197
                                                   ---------       ---------       ---------       ---------
     Total other (income) expense                      4,973           5,416          (6,324)          4,065
                                                   ---------       ---------       ---------       ---------
Income (loss) before income taxes                     (5,615)           (186)            413          (5,388)
Provision (benefit) for income taxes                  (1,077)            232             448            (397)
                                                   ---------       ---------       ---------       ---------
Net income (loss)                                  $  (4,538)      $    (418)      $     (35)      $  (4,991)
                                                   =========       =========       =========       =========


                              INSTRON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands                                                                    Year ended December 31, 1998
                                                                                ----------------------------
                                                                 Guarantor     Non-Guarantor    Eliminations       Total
                                                                 ---------     -------------    ------------       -----
Revenue:
     Sales                                                       $  99,397       $  54,808       $      --       $ 154,205
     Service                                                        17,960          12,190              --          30,150
     Intercompany                                                   16,993          15,383         (32,376)             --
                                                                 ---------       ---------       ---------       ---------
         Total revenue                                             134,350          82,381         (32,376)        184,355
                                                                 ---------       ---------       ---------       ---------
Cost of revenue:
     Sales                                                          72,232          45,177         (24,673)         92,736
     Service                                                        11,425           8,219              --          19,644
                                                                 ---------       ---------       ---------       ---------
         Total cost of revenue                                      83,657          53,396         (24,673)        112,380
                                                                 ---------       ---------       ---------       ---------
              Gross profit                                          50,693          28,985          (7,703)         71,975
                                                                 ---------       ---------       ---------       ---------
Operating expenses:
     Selling and administrative                                     30,471          18,469             (71)         48,869
     Research and development                                        5,361           3,124              --           8,485
     Restructuring costs                                             1,540           3,435              --           4,975
                                                                 ---------       ---------       ---------       ---------
          Total operating expenses                                  37,372          25,028             (71)         62,329
                                                                 ---------       ---------       ---------       ---------
                Income (loss) from operations                       13,321           3,957          (7,632)          9,646
Other (income) expenses:
     Intercompany (income) expense                                   3,886           3,177          (7,063)             --
     Gain on sale of land                                          (11,076)             --              --         (11,076)
     Interest expense                                                  392             780               3           1,175
     Interest income                                                  (353)           (592)              2            (943)
     Foreign exchange (gains) losses                                   (52)            217              (8)            157
                                                                 ---------       ---------       ---------       ---------
     Total other (income) expense                                   (7,203)          3,582          (7,066)        (10,687)
                                                                 ---------       ---------       ---------       ---------
Income (loss) before income taxes                                   20,524             375            (566)         20,333
Provision (benefit) for income taxes                                 4,723           1,235          (2,916)          8,874
                                                                 ---------       ---------       ---------       ---------
Net income (loss)                                                $  15,801       $    (860)      $  (3,482)      $  11,459
                                                                 =========       =========       =========       =========

                              INSTRON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                                                          Year ended December 31, 2000
                                                                                      ----------------------------
                                                                         Guarantor    Non-Guarantor   Eliminations      Total
                                                                         ---------    -------------   ------------      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (5,317)      $ (3,759)      $   (221)      $ (9,297)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Gain on the sale of property, plant and equipment                       (322)            --             --           (322)
     Depreciation and amortization                                          7,527          1,681             --          9,208
     Provision for losses on accounts receivable                              312             --             --            312
     Deferred taxes                                                        (5,606)        (2,275)         1,084         (6,797)
     Changes in assets and liabilities, excluding the effects from purchase of business:
          (Increase) decrease in accounts receivable                        1,683          4,123             --          5,806
          (Increase) decrease in inventories                              (19,463)        (3,581)          (576)       (23,620)
          (Increase) decrease in income tax receivable                        677            173             --            850
          (Increase) decrease in prepaid expenses and other current
             assets                                                           566              6             --            572
          Increase (decrease) in accounts payable, accrued expenses
             and advance payments                                          (2,887)         5,597           (250)         2,460
          Increase (decrease) in deferred revenue                          32,325         (1,195)            --         31,130
          Other, net                                                          965           (345)           (37)           583
                                                                         --------       --------       --------       --------
Net cash provided by operating activities                                  10,460            425             --         10,885
                                                                         --------       --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment                        --            465             --            465
Capital expenditures                                                       (2,268)          (565)            --         (2,833)
Capitalized software costs                                                   (964)            --             --           (964)
Other, net                                                                    406           (237)            --            169
                                                                         --------       --------       --------       --------
           Net cash used in investing activities                           (2,826)          (337)            --         (3,163)
                                                                         --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) under short-term lines of credit                     (1,003)          (175)            --         (1,178)
Borrowings (payments) under revolving line of credit                       (4,137)        (2,236)            --         (6,373)
Payments under Senior Term Loan                                            (3,000)            --             --         (3,000)
                                                                         --------       --------       --------       --------
        Net Cash used in financing activities                              (8,140)        (2,411)            --        (10,551)
                                                                         --------       --------       --------       --------
Effect of exchange rate changes on cash                                      (202)            61             --           (141)
                                                                         --------       --------       --------       --------
Net decrease in cash and cash equivalents                                    (708)        (2,262)            --         (2,970)
Cash and cash equivalents at beginning of year                                846         10,132             --         10,978
                                                                         --------       --------       --------       --------
Cash and cash equivalents at end of period                               $    138       $  7,870       $     --       $  8,008
                                                                         ========       ========       ========       ========

                               INSTRON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                                                            Year ended December 31, 1999
                                                                                        ----------------------------
                                                                         Guarantor     Non-Guarantor    Eliminations       Total
                                                                         ---------     -------------    ------------       -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $      (4,538)      $    (418)      $     (35)      $  (4,991)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization                                           6,338           2,313              --           8,651
     Non-cash recapitalization related costs                                 3,874              --              --           3,874
     Provision for losses on accounts receivable                               288              --              --             288
     Deferred taxes                                                            951             213          (1,911)           (747)
Changes in assets and liabilities, excluding the effects from purchase of business:
     (Increase) decrease in accounts receivable                              5,260          (5,545)             --            (285)
     (Increase) decrease in inventories                                      3,931           1,129            (317)          4,743
     (Increase) decrease in income tax receivable                             (987)         (2,700)             --          (3,687)
     (Increase) decrease in prepaid expenses and other current                (279)             83              --            (196)
        assets
     Increase (decrease) in accounts payable, accrued expenses
        and advance payments                                                 1,548          (2,596)            250            (798)
     Increase (decrease) in deferred revenue                                (1,639)          1,286              --            (353)
     Other, net                                                              6,352          (6,945)          2,013           1,420
                                                                         ---------       ---------       ---------       ---------
Net cash provided by (used in) operating activities                         21,099         (13,180)             --           7,919
                                                                         ---------       ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment                         66              --              --              66
Capital expenditures                                                        (2,793)         (1,800)             --          (4,593)
Capitalized software costs                                                  (2,206)             --              --          (2,206)
Other, net                                                                    (237)            599              --             362
                                                                         ---------       ---------       ---------       ---------
           Net cash used in investing activities                            (5,170)         (1,201)             --          (6,371)
                                                                         ---------       ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) of line of credit and borrowing
   arrangements prior to recapitalization                                  (16,817)             --              --         (16,817)
Borrowings (payments) under revolving line of credit                        10,349          18,469              --          28,818
Issuance of senior subordinated notes                                       60,000              --              --          60,000
Issuance of senior term loan                                                30,000              --              --          30,000
Debt financing fees                                                         (6,812)             --              --          (6,812)
Recapitalization related fees                                               (4,059)             --              --          (4,059)
Issuance of recapitalized common stock                                      54,172              --              --          54,172
Purchase of treasury stock, common stock and options outstanding          (143,041)             --              --        (143,041)
Cash dividends paid                                                           (268)             --              --            (268)
Proceeds from exercise of stock options                                        387              --              --             387
                                                                         ---------       ---------       ---------       ---------
        Net Cash provided by (used in) financing activities                (16,089)         18,469              --           2,380
                                                                         ---------       ---------       ---------       ---------
Effect of exchange rate changes on cash                                        (34)           (125)             --            (159)
                                                                         ---------       ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                          (194)          3,963              --           3,769
Cash and cash equivalents at beginning of year                               1,040           6,169              --           7,209
                                                                         ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period                               $     846       $  10,132       $      --       $  10,978
                                                                         =========       =========       =========       =========

                               INSTRON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                                                         Year ended December 31, 1998
                                                                                     ----------------------------
                                                                         Guarantor    Non-Guarantor  Eliminations       Total
                                                                         ---------    -------------  ------------       -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $ 15,801       $   (860)      $ (3,482)      $ 11,459
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Gain on the sale of property, plant and equipment                    (11,076)            --             --        (11,076)
     Depreciation and amortization                                          4,324          2,782             --          7,106
     Provision for losses on accounts receivable                               73             --             --             73
     Deferred taxes                                                        (3,118)         1,179          1,359           (580)
Changes in assets and liabilities, excluding the effects from purchase of business:
     (Increase) decrease in accounts receivable                             6,243        (12,555)            --         (6,312)
     (Increase) decrease in inventories                                     6,380         (6,622)           407            165
     (Increase) decrease in income tax receivable                             597           (597)            --             --
     (Increase) decrease in prepaid expenses and other current              2,520           (465)            --          2,055
        assets
     Increase (decrease) in accounts payable, accrued expenses
        and advance payments                                              (15,005)        17,142             --          2,137
     Increase (decrease) in deferred revenue                                  960             --             --            960
     Other, net                                                           (10,140)         7,713          1,716           (711)
                                                                         --------       --------       --------       --------
Net cash provided by operating activities                                  (2,441)         7,717             --          5,276
                                                                         --------       --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment                    13,684             --             --         13,684
Purchase of business                                                      (13,086)            --             --        (13,086)
Capital expenditures                                                       (1,941)        (3,900)            --         (5,841)
Capitalized software costs                                                 (1,490)            --             --         (1,490)
Other, net                                                                   (101)            70             --            (31)
                                                                         --------       --------       --------       --------
           Net cash used in investing activities                           (2,934)        (3,830)            --         (6,764)
                                                                         --------       --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) of line of credit and borrowing
  arrangements prior to recapitalization                                    5,609             --             --          5,609
Payments under Senior Term Loan                                               199             --             --            199
Purchase of treasury stock, common stock and options outstanding             (616)            --             --           (616)
Cash dividends paid                                                        (1,060)            --             --         (1,060)
Proceeds from exercise of stock options                                     1,933             50             --          1,983
                                                                         --------       --------       --------       --------
        Net Cash provided by financing activities                           6,065             50             --          6,115
                                                                         --------       --------       --------       --------
Effect of exchange rate changes on cash                                        36            (20)            --             16
                                                                         --------       --------       --------       --------
Net increase in cash and cash equivalents                                     726          3,917             --          4,643
Cash and cash equivalents at beginning of year                                314          2,252             --          2,566
                                                                         --------       --------       --------       --------
Cash and cash equivalents at end of period                               $  1,040       $  6,169       $     --       $  7,209
                                                                         ========       ========       ========       ========

                            QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

        Three months ended (unaudited)                    April 1 (1)     July 1 (1)     Sept. 30 (1)      Dec. 31           Year
        ------------------------------                    -----------     ----------     ------------      -------           ----
        In thousands, except per share data
        2000:
        Total revenue                                     $  44,996       $  54,339       $  45,548       $  44,881       $ 189,764
        Gross profit                                         15,616          18,129          17,877          14,468          68,090
        Loss before income taxes                             (3,933)         (2,908)           (932)           (891)         (8,664)
        Income (loss) before cumulative effect of
             accounting change                               (2,300)         (2,430)         (1,441)          1,143          (5,028)
        Cumulative effect of accounting change,
             net of tax                                      (4,269)             --              --              --          (4,269)
        Net income (loss)                                    (6,569)         (2,430)         (1,441)          1,143          (9,297)
        Earnings (loss) per share
                  Basic: (2)                                  (1.18)          (0.44)          (0.26)           0.21           (1.67)
                  Diluted: (2)                                (1.18)          (0.44)          (0.26)           0.20           (1.67)


        1999:
        Total revenue                                     $  49,100       $  52,694       $  50,241       $  59,974       $ 212,009
        Gross profit                                         19,891          19,641          18,717          23,215          81,464
        Income (loss) before income taxes                     2,569           3,004         (10,120)           (841)         (5,388)
        Net income (loss)                                     1,593           1,863          (7,813)           (634)         (4,991)
        Earnings (loss) per share - basic (2)                  0.24            0.28           (1.15)          (0.11)          (0.81)
        Earnings (loss) per share - diluted (2)                0.22            0.26           (1.15)          (0.11)          (0.81)



(1) Data for 2000 restated. See Note 4, Change in Accounting for Revenue Recognition.

(2) The sum of the quarterly earnings per share does not equal the amount reported for the year, as per share amounts are calculated independently and are based on the weighted average common shares outstanding for each period. In addition, 1999 includes the effects of the Recapitalization in the third quarter of 1999.

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

          NAME                       AGE       POSITION                                                             YEARS OF
          ----                       ---       --------                                                             --------
                                                                                                                     SERVICE
                                                                                                                     -------
          James M. McConnell          60       President, Chief Executive Officer and Director                         11

          Joseph E. Amaral            53       Vice President, Instron Materials Testing and Instron                   23
                                               Professional Services

          John R. Barrett             46       Vice President, Corporate Business Development and Treasurer            13

          Jonathan L. Burr            53       Vice President, Corporate Director of Human Resources                   22

          Yahya Gharagozlou           45       Vice President, Corporate Research & Development, Product               20
                                               Planning  and Marketing Communications

          William J. Milliken         46       Vice President, Corporate Director of Manufacturing                      4

          Linton A. Moulding          47       Vice President and Chief Financial Officer                              16

          Norman L. A. Smith          54       Vice President, International Sales                                     19

          William R. Robertson        59       Director                                                                __

          Thomas N. Littman           37       Director                                                                 1

          Dennis J. Moore             62       Director                                                                 7

          John F. Turben              65       Director                                                                 1


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

     Joseph E. Amaral joined Instron in 1978. Since 1985, Mr. Amaral has held positions as Corporate Technology Manager, Corporate Product Planning Manager, and Vice President, Corporate Technical Director. In March 1995, he was elected Vice President, General Manager of North America Operations. He is currently executive in charge of Instron Materials Testing and Instron Professional Services.

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

     Yahya Gharagozlou joined Instron in 1981. He has held positions as Corporate Product Manager for Software, Marketing Manager and Director of Engineering. In 1996, he was elected Vice President, Corporate Technical Director. He is currently executive in charge of Corporate Research and Development, Product Planning and Marketing Communications.

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

     Thomas N. Littman joined Instron in 1999 as a director in connection with the recapitalization. Mr. Littman joined Kirtland as a Partner in 1995 after working as an attorney with the law firm of Jones, Day, Reavis & Pogue. He serves as Director of R Tape Corp., Stonebridge Industries, Inc. and Unifrax Corporation.

     Dennis J. Moore joined Instron as a director in 1994. Mr. Moore is Chairman and Chief Executive Officer of ESCO Electronics Corporation, a diversified producer of defense systems and commercial products. From 1990 to 1992 he was President and Chief Operating Officer of ESCO.

     William R. Robertson joined Instron as a director in March 2001. Mr. Robertson became a Managing Partner of Kirtland in September 1997. Prior to joining Kirtland, Mr. Robertson was President and Director of National City Corporation, a multi-state bank holding company headquartered in Cleveland, Ohio. He serves as a director of Fairmount Minerals, Inc., Gries Financial LLC and Brock Engineered Materials, Inc.

     John F. Turben joined Instron in 1999 as a director in connection with the recapitalization. Mr. Turben founded the predecessor to Kirtland Capital Partners in 1977. He is a Managing Partner of Kirtland and serves as Chairman of The Hickory Group, Ltd. and PVC Container Corporation. He is a Director of NACCO Industries, Inc., Fairmount Minerals, Inc., Unifrax Corporation, TruSeal Technologies, Inc., Stonebridge Industries, Inc. and a Manager and Vice Chairman of Gries Financial LLC.

Director Compensation:

The Directors of the Corporation (with the exception of Dennis Moore) currently earn a director's fee of $10,000 per year. Dennis Moore, currently earns a directors fee of $20,000 per year plus $500 for attendance at each meeting of the Board and $250 per committee meeting attended. Mr. Moore also received a one-time grant of an option to purchase 5,000 recapitalized shares of common stock of Instron with an exercise price of $11.00 per share vesting 20% per year.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                                           SECURITIES
              NAME AND PRINCIPAL                                            ANNUAL         UNDERLYING     ALL OTHER
                  POSITIONS                        YEAR       SALARY        BONUS          OPTIONS(#)  COMPENSATION(1)
                  ---------                        ----       ------        -----          ----------  ---------------
          James M. McConnell                       2000      $356,539      $ 46,918        30,600         $  5,100
           President and Chief                     1999       338,077        99,715        64,650(2)         4,800
           Executive Officer                       1998       325,769       214,176            --            4,800

          Linton A. Moulding                       2000       182,692        15,687        10,200            5,100
           Chief Financial Officer                 1999       171,539        27,258        21,550(2)         4,800
                                                   1998       165,769        66,585            --            4,777

          Joseph E. Amaral                         2000       162,692        15,186        10,200            5,100
          Vice President and General               1999       153,846        27,225        21,550(2)         4,800
           Manager, Instron Materials Testing      1998       155,500        56,221            --            4,800
           and Instron Professional Services

          Yahya Gharagozlou                        2000       162,784        12,840        10,200            5,100
           Vice President, Corporate               1999       152,692        23,760        21,550(2)         4,800
           Research and Development, Product       1998       149,808        54,096            --            4,800
           Planning and Marketing
           Communications

          William J. Milliken                      2000       162,692        12,719        10,200            5,100
           Vice President, Corporate Director      1999       153,846        24,008        21,550(2)         4,800
           of Manufacturing                        1998       155,769        53,544            --            4,800


(1)  Amount shown represents matching contributions made under our 401(k) Plan.

(2) These shares reflect the ten-for-one stock split that the Company effected on September 8, 2000.

SEVERANCE AND OTHER AGREEMENTS

During the past seven years, we entered into Executive Severance Agreements with all of our current executive officers and five additional key employees. The severance agreements, other than Mr. McConnell's, were amended in connection with the Recapitalization. Each agreement, other than Mr. McConnell's, provides that the employee will receive severance benefits if he is terminated by Instron (other than for cause or by reason of his death, disability or retirement), or by the employee for "Good Reason" (as defined in the severance agreements) within 24 months after a "Change in Control" (as defined in the severance agreements). Mr. McConnell's severance agreement provided that he would receive severance benefits if his employment were terminated for any reason within 24 months after a Change in Control. The severance agreements generally provide for the following severance benefits:

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

                                                                       ESTIMATED ANNUAL BENEFIT
                                      ------------------------------------------------------------------------------------------
            AVERAGE ANNUAL                                                                                            30 OR MORE
           COMPENSATION (1)            10 YEARS         15 YEARS             20 YEARS             25 YEARS               YEARS
              $  125,000              $  20,833        $  31,250            $  41,667            $  52,083            $   62,500
                 150,000                 25,000           37,500               50,000               62,500                75,000
                 175,000                 29,167           43,750               58,333               72,917                87,500
                 200,000                 33,333           50,000               66,667               83,333               100,000

- ----------

(1) Section 401(a)(17) of the Internal Revenue Code limits the compensation taken into account in calculating an employee's retirement benefits. The limit for compensation paid in 2000 was $170,000.

Our calculation of retirement benefits under our pension plan is based on average annual compensation, which includes salary and performance compensation, for the highest five full consecutive twelve-month periods out of the last ten full consecutive twelve-month periods preceding retirement or termination of employment. Under our pension plan, as of December 31, 2000, the employees listed in the Summary Compensation Table were credited with the years of service shown in the following chart:

         James M. McConnell............................................................      11 years
         Linton A. Moulding............................................................      16 years
         Joseph E. Amaral..............................................................      23 years
         Yahya Gharagozlou.............................................................      20 years
         William J. Milliken...........................................................       4 years

The estimated annual benefit for years of service in the table above is computed on the basis of payment of a straight line life annuity at the normal retirement age of 65. The amounts in the table do not reflect plan offsets for benefits provided under Instron's former Employee' Profit Sharing Retirement Plan nor the required Pension Plan offsets for social security payments.

STOCK OPTION PLANS

The following table sets forth stock options granted in 2000 to each of the Corporation's executive officers named in the Summary Compensation Table. The following table also discloses for each executive officer listed the gain or "spread" that would be realized if the options were exercised when the Corporation's stock price had appreciated by the percentage levels indicated from the market price on the date of grant. No stock appreciation rights to the Corporation's executive officers or other employees during 2000.

                       OPTIONS GRANTED IN LAST FISCAL YEAR

                                                       INDIVIDUAL GRANTS
                              -------------------------------------------------------------------
                              NUMBER OF                                                                     POTENTIAL REALIZABLE
                              SECURITIES             PERCENT OF                                         VALUE AT ASSUMED ANNUAL RATE
                              UNDERLYING           TOTAL OPTIONS                                        OF STOCK PRICE APPRECIATION
                                OPTIONS                 TO             EXERCISE OR                          FOR OPTION TERMS (2)
                                GRANTED              EMPLOYEES          BASE PRICE     EXPIRATION        -------------------------
        NAME                    (#)(1)             IN FISCAL YEAR         ($/SH)          DATE             5%($)           10%($)
        ----                    ------             --------------         ------          ----             -----           ------
James M. McConnell              30,600                  9.2%              $7.50         09/11/10         $144,331         $365,764
Linton A. Moulding              10,200                  3.1               $7.50         09/11/10           48,110          121,921
Joseph E. Amaral                10,200                  3.1               $7.50         09/11/10           48,110          121,921
Yahya Gharagozlou               10,200                  3.1               $7.50         09/11/10           48,110          121,921
William J. Milliken             10,200                  3.1               $7.50         09/11/10           48,110          121,921

(1) All such options are subject to a vesting schedule pursuant to which 25% of such options vest and become exercisable on each of the first four anniversaries of the respective grant date.

(2) Represents amounts of hypothetical potential gains from the stock options granted in 2000. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in value of the Corporation's stock price over the life of the stock options.

The following table sets forth information regarding options exercised in 2000 and options held at December 31, 2000 by our executive officers named in the Summary Compensation Table.

              AGGREGATE EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                            NUMBER OF SECURITIES
                                                                           UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                                             OPTIONS AT FISCAL              IN-THE-MONEY OPTIONS
                                                                                YEAR END(#)               AT FISCAL YEAR END ($)(1)
                               SHARES ACQUIRED           VALUE           -------------------------        -------------------------
        NAME                   ON EXERCISE (#)         REALIZED          EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
        ----                   ---------------         --------          -------------------------        -------------------------
James M. McConnell                    --                  --                  12,931 / 82,320                     $ 0 / $ 0
Linton A. Moulding                    --                  --                  91,310 / 27,440                       0 /   0
Joseph E. Amaral                      --                  --                  34,310 / 27,440                       0 /   0
Yahya Gharagozlou                     --                  --                   4,310 / 27,440                       0 /   0
William J. Milliken                   --                  --                   4,310 / 27,440                       0 /   0

(1) Represents the total gain which would be realized if all exercisable options were exercised. There was no public market for the Instron common stock as of December 31, 2000. Accordingly, these values have been calculated on the basis of an assumed fair market value of $3.50 per share.

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

                                                              SHARES BENEFICIALLY OWNED
                                                              -------------------------
                    NAME OF BENEFICIAL OWNER(1)                NUMBER(2)    PERCENT(3)
                    ---------------------------                ---------    ----------
          Kirtland Partners Ltd (4)                            4,924,800      88.48%
             2550 SOM Center Road Suite 105
             Willoughby Hills, Ohio 44094

          George S. Burr                                         120,000       2.16
          Helen L. Burr                                           40,000          *
          The Harold Hindman Trust - 1969 (5)                    160,000       2.87
          James M. McConnell (6)                                 208,780       3.75
          Joseph E. Amaral (7)                                    34,310          *
          John R. Barrett (8)                                      8,890          *
          Jonathan L. Burr (9)                                    87,600       1.57
          The Jonathan L. Burr Trust - 1965 (10)                  40,000          *
          Yahya Gharagozlou (11)                                  14,930          *
          William J. Milliken (12)                                26,200          *
          Linton A. Moulding (13)                                118,400       2.13
          Norman L. Smith (14)                                    22,310          *
          Thomas N. Littman                                           --         --
          Dennis J. Moore                                             --         --
          William R. Robertson (4)                                    --         --
          John F. Turben (4)                                          --         --
          All Directors and executive officers as a group        561,420      10.09
           (8 persons)(15)

*    Less than 1%.

(1) Unless otherwise set forth above, the address of the listed stockholders is c/o Instron Corporation, 100 Royall Street, Canton, Massachusetts 02021.

(2) These shares reflect the ten-for-one stock split effective September 8, 2000.

(3) These percentages are based on 5,566,120 outstanding shares as of March 30, 2001.

(4) Kirtland Partners Ltd. is the general partner of Kirtland Capital Partners III L.P. and the managing member of each of Kirtland Capital Company III LLC and ISN Investments Ltd. As such, Kirtland Partners Ltd. will exercise control over the shares of Instron common stock held by each entity, including voting control and investment decisions with respect to all the shares. Each of John F. Turben, John G. Nestor and William R. Robertson is an executive officer, manager and member of Kirtland Partners Ltd., and as a result of these positions, may be deemed to have beneficial ownership of the shares of Instron common stock held by these entities. Messrs. Turben, Nestor and Robertson disclaim beneficial ownership of all shares of common stock held by Kirtland.

(5) The Harold Hindman Trust - 1969 is a trust of which Harold Hindman and Robert N. Shapiro are the trustees and Harold Hindman is the sole beneficiary, but with respect to which Harold Hindman has sole voting and dispositive power over the shares.

(6) The number shown includes 12,930 shares that Mr. McConnell has the right to acquire within 60 days of December 31, 2000 upon the exercise of stock options granted under the Corporation's stock option plans.

(7) The number shown is the number of shares that Mr. Amaral has the right to acquire within 60 days of December 31, 2000 upon the exercise of stock options granted under the Corporation's stock option plans.

(8) The number shown includes 4,310 shares that Mr. Barrett has the right to acquire within 60 days of December 31, 2000 upon the exercise of stock options granted under the Corporation's stock option plans.

(9) The number shown includes 84,310 shares that Mr. Burr has the right to acquire within 60 days of December 31, 2000 upon the exercise of stock options granted under the Corporation's stock option plans.

(10) The Jonathan L. Burr Trust - 1965 is a trust of which Preston Saunders, Robert C. Pomeroy and Mary-Kathleen O'Connell are the trustees and Jonathan L. Burr is the sole beneficiary, but with respect to which Jonathan L. Burr has shared voting power (with Robert S. Burr, Susan Burr Carlo and Leslie B. Barresi) and sole dispositive power over the shares.

(11) The number shown includes 4,310 shares that Mr. Gharagozlou has the right to acquire within 60 days of December 31, 2000 upon the exercise of stock options granted under the Corporation's stock option plans.

(12) The number shown includes 4,310 shares that Mr. Milliken has the right to acquire within 60 days of December 31, 2000 upon the exercise of stock options granted under the Corporation's stock option plans.

(13) The number shown includes 91,310 shares that Mr. Moulding has the right to acquire within 60 days of December 31, 2000 upon the exercise of stock options granted under the Corporation's stock option plans and 27,090 shares owned as a joint tenant with his wife, Jane Elizabeth Moulding.

(14) The number shown includes 4,310 shares that Mr. Smith has the right to acquire within 60 days of December 31, 2000 upon the exercise of stock options granted under the Corporation's stock option plans.

(15) The number shown includes 240,100 shares that executive officers have the right to within 60 days of December 31, 2000 upon the exercise of stock options granted under the Corporation's stock option plans.


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

MANAGEMENT. The members of management who participated in the recapitalization agreed with Kirtland to exchange, in a series of transactions, an aggregate of 165,210 shares of our common stock they owned prior to the recapitalization (of which 25,340 shares were restricted) that resulted in their ownership of 329,510 shares of our recapitalized common stock (of which 50,680 shares are restricted). The shares of restricted stock are governed by the Instron Corporation 1992 Stock Incentive Plan and amended restricted stock award agreements. All restrictions were removed during December, 2000.

In addition, options to purchase up to an aggregate of 125,000 shares of our common stock held by members of management were converted into options to purchase up to an aggregate of 250,000 shares of our recapitalized common stock. Each of these retained options is fully vested and exercisable. The retained options represented approximately 4.3% of our common stock, assuming the exercise of all retained options.

OTHER STOCKHOLDERS. Three other stockholders agreed with Kirtland to exchange, in a series of transactions, an aggregate of 160,000 shares of our common stock they owned prior to the recapitalization that resulted in their ownership of 320,000 shares of our recapitalized common stock after the recapitalization.

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

Members of management and three other stockholders received cash payments, directly or indirectly, upon consummation of the recapitalization. The members of management, James M. McConnell, Joseph E. Amaral, Kenneth L. Andersen, John
R. Barrett, Jonathan L. Burr, the Jonathan L. Burr Trust - 1965, Yahya Gharagozlou, Arthur D. Hindman, William J. Milliken, Linton A. Moulding and Norman L. Smith, received an aggregate of approximately $14.9 million and retained equity, including options and restricted stock, with a value of approximately $6.4 million. The three other stockholders, George S. Burr, Helen
L. Burr, and The Harold Hindman Trust - 1969 (includes cash for shares owned of record by Harold Hindman, a trustee and the sole beneficiary of The Harold Hindman Trust - 1969), received an aggregate of $15.9 million and retained equity with a value of approximately $3.5 million. The value of retained equity is based upon a value of $22.00 per share adjusted for the reverse stock split that took place upon consummation of the recapitalization. We believe that the members of management used a substantial portion of the payments they received to repay debt incurred in connection with prior exercises of options and to pay tax obligations associated with the exercise of options and the vesting of restricted stock.

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

(a) 1. FINANCIAL STATEMENTS

    The following consolidated financial statements are included in Item 8:

    Consolidated balance sheets at December 31, 2000 and 1999
    Consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998
    Consolidated statements of stockholders' equity (deficit) for the years ended December 31, 2000, 1999 and 1998
    Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998
    Notes to consolidated financial statements

(a) 2. FINANCIAL STATEMENT SCHEDULE

                                                                                            SCHEDULE
                                                                                  PAGE       NUMBER
 Consolidated valuation accounts                                                   54          II


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the accompanying notes.

(a) 3.  EXHIBITS

 EXHIBIT NO.       DESCRIPTION OF EXHIBITS

     3.1(i)        Restated Articles of Organization of Instron Corporation.
                   (incorporated herein by reference to Registration Statement on Form S-4, File Number 333-92727, as amended, of Instron Corporation, filed on February 14, 2000)

     3.1(ii) Amended and Restated By-Laws of Instron Corporation. (incorporated herein by reference to Registration Statement on Form S-4, File Number 333-92727, as amended, of Instron Corporation, filed on February 14, 2000)

     4.1 Indenture, dated as of September 29, 1999, between Instron Corporation and Norwest Bank Minnesota, National Association as Trustee. (incorporated herein by reference to Registration Statement on Form S-4, File Number 333-92727, as amended, of Instron Corporation, filed on February 14, 2000)

     4.2 Debt Registration Rights Agreement, dated as of September 29, 1999, by and among Instron Corporation, the Subsidiary Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation. (incorporated herein by reference to Registration Statement on Form S-4, File Number 333-92727, as amended, of Instron Corporation, filed on February 14, 2000)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

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

    10.9 Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit (c)(9) to Schedule 13E-3 on Instron Corporation, filed on May 26, 1999).

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

   10.12 Form of Amendment to Incentive Stock Option Agreement (incorporated herein by reference to Exhibit (c)(12) to Schedule 13E-3 of Instron Corporation, filed on May 26,
                   1999).

   10.13 Amendment No. 4 to First Restatement of Credit and Security Agreement, originally dated as of September 29, 1999, dated September 29, 2000, among Instron Corporation, Instron, Ltd., Instron Schenck Testing Systems, GmbH and Instron Wolpert GmbH as borrowers and the banks which are signatories and National City Bank as Administrative Agent.

      21           Subsidiaries of Instron Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTRON CORPORATION                               Date:  April 2, 2001
       (Registrant)


By: /s/ James McConnell                           By: /s/Linton Moulding
   -----------------------------------------         -------------------
    James McConnell                                  Linton Moulding

    President and Chief Executive Officer            Vice President and Chief
    (Principal Executive Officer)                    Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Turben                              Chairman of the Board                          April 2,  2001
- ------------------------------------
John Turben

/s/ James McConnell                          President, Chief Executive Officer and         April 2,  2001
- ------------------------------------
James McConnell                              Director

/s/ Dennis Moore                             Director                                       April 2,  2001
- ------------------------------------
Dennis Moore

/s/ William Robertson                        Director                                       April 2,  2001
- ------------------------------------
William Robertson

/s/ Thomas Littman                           Director                                       April 2,  2001
- ------------------------------------
Thomas Littman

                                                                     SCHEDULE II

                               INSTRON CORPORATION
                         CONSOLIDATED VALUATION ACCOUNTS

                                                              (A)          EFFECT OF
                                           BALANCE AT      ADDITIONS        FOREIGN
                                           BEGINNING       CHARGED TO       CURRENCY                 BALANCE AT
              DESCRIPTION                  OF  YEAR        OPERATIONS     TRANSLATION   DEDUCTIONS   END OF YEAR

        Allowance for doubtful accounts:

        Year ended December 31, 2000         $ 830,000     $ 312,000      $ (27,000)    $ 101,000    $1,014,000
                                             ---------     ---------      ---------     ---------    ----------
        Year ended December 31, 1999        $  800,000     $ 288,000      $ (48,000)    $ 210,000    $  830,000
                                            ----------     ---------      ---------     ---------    ----------
        Year ended December 31, 1998        $1,071,000     $ 146,000      $ (43,000)    $ 374,000    $  800,000
                                            ----------     ---------      ---------     ---------    ----------


(A) Included in "Additions Charged to Operations" for the year ended December 31, 1998, is $73,000 for allowance for doubtful accounts recorded in conjunction with the acquisitions of Satec and IST.