Form 10-Q
period 2001-03-31
INSTRON CORP
filed 2001-05-15
CIK 50716

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2001, the Registrant had 5,566,120 shares outstanding of common stock, all of which was held by affiliates of the Registrant.


================================================================================

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I

                               INSTRON CORPORATION
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                                     MARCH 31,        DECEMBER 31,
                                                                       2001               2000
                                                                    ----------        -----------
                                                                   (UNAUDITED)
 ASSETS
 Current Assets:
      Cash and cash equivalents                                       $  8,599           $  8,008
      Accounts receivable (net of allowance for doubtful accounts
       of  $861 in 2001 and  $1,014 in 2000)                            48,135             57,336
      Unbilled revenues on contracts                                       791                 --
      Inventories                                                       51,093             53,614
      Contracts in process                                               1,164                 --
      Income tax receivable                                              2,582              2,621
      Current deferred income taxes                                      7,438              7,001
      Prepaid expenses and other current assets                          3,151              1,802
                                                                      --------           --------
      Total current assets                                             122,953            130,382

      Property, plant and equipment, net                                19,348             20,439
      Goodwill                                                           9,009              9,386
      Deferred income taxes                                              3,687              4,408
      Other assets                                                       3,752              3,910
      Deferred financing costs, net                                      7,404              7,681
                                                                      --------           --------
      Total assets                                                    $166,153           $176,206
                                                                      ========           ========

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
      Short term borrowings and current portion of long-term debt     $  5,405           $  5,604
      Accounts payable                                                   9,819             12,661
      Accrued liabilities                                               16,128             18,696
      Accrued employee compensation and benefits                         4,779              4,473
      Deferred revenue                                                  27,283             34,407
      Excess of advance payments over accrued revenues                   6,266                 --
      Advance payments received on contracts                             9,871             13,433
                                                                      --------           --------
      Total current liabilities                                         79,551             89,274

      Long-term debt                                                   104,538            103,987
      Pension and other long-term liabilities                            9,787              9,896
                                                                      --------           --------
          Total liabilities                                            193,876            203,157
                                                                      --------           --------
 Commitments and contingencies

 Stockholders' deficit:
      Recapitalized common stock, $0.001 par value; 10,000,000
       shares authorized; 5,566,120 shares issued.                           6                  6
      Additional paid in capital                                        50,432             50,432
      Accumulated deficit                                              (68,775)           (68,340)
      Accumulated other comprehensive loss                              (9,386)            (9,049)
                                                                      --------           --------
          Total stockholders' deficit                                  (27,723)           (26,951)
                                                                      --------           --------
          Total liabilities and stockholders' deficit                 $166,153           $176,206
                                                                      ========           ========




           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I

                               INSTRON CORPORATION
                        Consolidated Statements of Loss
                                  (Unaudited)
                (In thousands, except share and per share data)


                                                                        Three Months Ended
                                                                     -------------------------
                                                                     MARCH 31,         APRIL 1,
                                                                       2001              2000
                                                                     ---------         --------
  Revenue:
       Sales                                                        $  37,407        $  37,434
       Service                                                          7,664            7,562
                                                                    ---------        ---------
           Total revenue                                               45,071           44,996
                                                                    ---------        ---------
  Cost of revenue:
       Sales                                                           21,665           23,731
       Service                                                          5,466            5,649
                                                                    ---------        ---------
           Total cost of revenue                                       27,131           29,380
                                                                    ---------        ---------
                Gross profit                                           17,940           15,616
                                                                    ---------        ---------
  Operating expenses:
       Selling and administrative                                      13,017           13,285
       Research and development                                         2,101            2,411
       Restructuring costs                                                 --              304
                                                                    ---------        ---------
            Total operating expenses                                   15,118           16,000
                                                                    ---------        ---------
            Income (loss) from operations                               2,822             (384)

  Other (income) expenses:
       Interest expense                                                 3,645            3,674
       Interest income                                                   (258)            (159)
       Foreign exchange losses                                            134               34
                                                                    ---------        ---------
           Total other (income) expense                                 3,521            3,549
                                                                    ---------        ---------
  Loss before income taxes                                               (699)          (3,933)
  Benefit for income taxes                                               (264)          (1,633)
                                                                    ---------        ----------
  Loss before cumulative effect of accounting change                     (435)          (2,300)
  Cumulative effect of accounting change, net of  tax                      --           (4,269)
                                                                    ---------        ---------
  Net loss                                                          $    (435)       $  (6,569)
                                                                    =========        =========
  Loss per common share Basic:
       Before cumulative effect on accounting change                $   (0.08)       $   (0.41)
       Cumulative effect on accounting change, net of tax                  --            (0.77)
                                                                    ---------        ---------
       Net loss                                                     $   (0.08)       $   (1.18)
                                                                    =========        =========
  Diluted:
       Before cumulative effect on accounting change                $   (0.08)       $   (0.41)
       Cumulative effect on accounting change, net of tax                  --            (0.77)
                                                                    ---------        ---------
       Net loss                                                     $   (0.08)       $   (1.18)
                                                                    =========        =========
       Shares used in computing loss per common share:

       Basic                                                        5,566,120        5,567,730
       Diluted                                                      5,566,120        5,567,730

          See accompanying Notes to Consolidated Financial Statements

                                                                      FORM 10-Q
                                                                         PART I
                                                                         ITEM I

                                     ITEM I
                               INSTRON CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                    Three Months Ended
                                                                                  ------------------------
                                                                                  MARCH 31,        APRIL 1,
                                                                                    2001             2000
                                                                                  --------         -------
Cash flows from operating activities:
     Net loss                                                                       $  (435)     $ (6,569)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
         Depreciation and amortization                                                2,202         2,364
         Provision for losses on accounts receivable                                    111            63
         Deferred taxes                                                                (238)       (2,733)
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                   7,668         8,921
         (Increase) decrease in unbilled revenue                                       (791)           --
         (Increase) decrease in inventories                                           1,430       (27,052)
         (Increase) decrease in contracts in progress                                (1,164)           --
         (Increase) decrease in income tax receivable                                   (17)       (2,648)
         (Increase) decrease in prepaid expenses and other current assets              (253)           29
         Increase (decrease) in accounts payable, accrued expenses
           and advance payments                                                      (7,840)       (4,037)
         Increase (decrease) in deferred revenue                                     (6,500)       33,424
         Increase (decrease) in excess of advance payments over accrued
           revenues                                                                   6,266            --
         Other, net                                                                    (427)         (439)
                                                                                    -------      --------
              Net cash provided by operating activities                                  12         1,323
                                                                                    -------      --------
Cash flows from investing activities:
     Proceeds from the sale of property, plant and equipment                             16            --
     Capital expenditures                                                              (444)         (851)
     Capitalized software costs                                                        (385)         (287)
     Other, net                                                                          59            59
                                                                                    -------      --------
              Net cash used in investing activities                                    (754)       (1,079)
                                                                                    -------      --------
Cash flows from financing activities:
     Borrowings (payments)  under short-term lines of credit                           (432)       (1,040)
     Borrowings (payments)  under revolving line of credit                            2,888        (4,001)
     Payments under Senior Term Loan                                                 (1,000)         (750)
                                                                                    -------      --------
              Net cash  provided by (used in) financing activities                    1,456        (5,791)
                                                                                    -------      --------
Effect of exchange rate changes on cash                                                (123)          (28)
                                                                                    -------      --------
Net increase (decrease) in cash and cash equivalents                                    591        (5,575)
Cash and cash equivalents at beginning of year                                        8,008        10,978
                                                                                    -------      --------
Cash and cash equivalents at end of period                                          $ 8,599      $  5,403
                                                                                    =======      ========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                                                   $ 4,501      $  4,318
         Income taxes                                                                    --            55



           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I

                               INSTRON CORPORATION
                 Consolidated Statements of Comprehensive Loss
                                   (Unaudited)
                                 (In thousands)

                                                         Three Months Ended
                                                       ----------------------
                                                       MARCH 31,      APRIL 1,
                                                         2001           2000
                                                       -------         -------
 Net loss                                              $  (435)        $(6,569)
 Other comprehensive loss:
   Cummulative effect of accounting change, net of tax     745              --
   Unrealized gain/(loss) on derivative instruments        (36)             --
   Foreign currency translation adjustments             (1,046)           (688)
                                                       -------         -------
        Comprehensive loss                             $  (772)        $(7,257)
                                                       =======         =======











           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1

                               INSTRON CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  BASIS OF  PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

    Prior year results have been restated to comply with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). Also, certain prior year amounts have been reclassified to conform with EITF 00-10 "Accounting for Shipping and Handling Fees and Cost" and with the fiscal 2001 presentation.

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

     The SAB 101 restatement has been applied retroactively to transactions that occurred prior to 2000. The cumulative effect adjustment of the change in accounting on prior years through December 31, 1999 was a reduction to income of $4.3 million (after credit for income taxes of $3.5 million), or $0.77 cents per diluted share, recorded in the first quarter of 2000.

     The effect of adopting SAB 101 increased first quarter 2000 sales by $3.9 million and decreased the net loss by $0.5 million or $0.08 cents per diluted share.

     In September 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all shipping and handling amounts billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue. Adoption of the consensus reached on EITF Issue 00-10 is required no later than the required implementation date for SAB 101. The Company adopted EITF Issue 00-10 in the year ended December 31, 2000 and a retroactive reclassification was recorded on the historical statement of operations for all quarters in 2000, 1999 and 1998. The first quarter of 2000 reclassification resulted in an increase in revenues and cost of sales of $331,000.

     In accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 81-1 ("SOP No. 81-1"), prior to 2001, the Company accounted for long-term contracts using the completed contract method as it was unable to make reasonable dependable estimates on a consistent basis regarding contract costs. During 2000, the Company completed a restructuring of its business, which included headcount reductions, realignment and re-allocation of resources specifically with regards to contracts that are complex and long-term in nature, and a conscious management focus of accepting long-term contracts with less technological risk. Additionally, the Company has refined its internal process management controls in order to develop more dependable cost and completion estimates. These changes have had a significant impact on the Company's ability to estimate and control costs, as supported by the results reported during the second half of fiscal year 2000, where the Company consistently met its forecasts for long-term contracts.

     Accordingly, commencing January 1, 2001, for certain long-term contracts revenue is recognized using the percentage-of-completion method based upon an efforts-expanded approach, whereby revenue and profit are recognized throughout the performance and production period of the contract. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. Long-term contracts that are not eligible for percentage-of- completion accounting continue to be recognized using the completed contract method. Revenue and gross profit recognized under percentage of completion accounting method were approximately $2.0 million and $0.5 million respectively, during the period ended March 31, 2001.

     Unbilled revenue under customer contracts represents revenue earned under the percentage-of-completion method but not yet billable under the terms of the contract. These amounts are billable based on the terms of the contract which include shipment of the product, achievement of milestones or completion of the contract.


4.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal year 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or accumulated other comprehensive income/(expense), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

     The Company uses derivative instruments to enter into "cash-flow hedges", as defined by SFAS 133. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a foreign currency dominated forecasted transaction, changes in the fair value of the derivative instrument will be reported in accumulated other comprehensive income/(expense). The gains and losses on the derivative instrument that are reported in accumulated other comprehensive income/(expense) will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges are recognized in current earnings.

     The Company adopted SFAS 133 during the first quarter of 2001. As a result of this adoption, effective January 1, 2001, all derivatives were recognized on the balance sheet at fair value with the offsetting adjustment recorded in other comprehensive loss. Accordingly, the Company recorded an adjustment as of January 1, 2001 to the Statement of Comprehensive Loss to account for the cumulative effect of the accounting change. This adjustment resulted in a gain/(loss), net of tax of $0.5 million, totaling $0.7 million. The amount of the adjustment reclassified into earnings during the three month period ended March 31, 2001 totaled $0.2 million, net of tax. The Company expects to reclassify to earnings $0.2 million, net of tax, of the adjustment during the remainder of 2001. The Company uses derivatives to hedge foreign currency cash flows, on a continuing basis, for periods consistent with its forecasted exposures. Since the Company is using foreign exchange forward contracts to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the cash flows of the hedged item. Any ineffective portion of the derivatives is recognized in current earnings, which represented an immaterial amount in the first quarter of 2001. On March 31, 2001, the Company had no ineffective hedges.

5.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares, plus the dilutive effect of common share equivalents outstanding using the "treasury stock method." For the three months ended March 31, 2001, outstanding options and warrants totaling 749,500 and 306,540 shares, respectively, have been excluded from the diluted earnings per share computation as their inclusion would be antidilutive. For the three months ended April 1, 2000, outstanding options and warrants totaling 459,050 and 306,540 shares, respectively, have been excluded from the diluted earnings per share computation as their inclusion would be antidilutive.

     The following is a reconciliation of the basic and diluted EPS calculations:


                                                                Three Months Ended
                                                               ---------------------
                                                               March 31,     April 1,
 (in thousands, except per share data)                          2001          2000
                                                               --------      -------
 Loss before cumulative effect of accounting change             $ (435)      $(2,300)
 Cumulative effect of accounting change, net of tax                 --        (4,269)
                                                                ------       -------
 Net Loss                                                       $ (435)      $(6,569)
                                                                ======       =======
 Weighted average shares
 Weighted average of common shares outstanding - basic           5,566         5,568
 Dilutive effect of stock options and warrants outstanding          --            --
                                                                ------       -------
 Weighted average of common and dilutive shares - diluted        5,566         5,568
                                                                ======       =======
 Loss per common share:
 Basic:
     Before cumulative effect on accounting change              $(0.08)      $ (0.41)
     Cumulative effect on accounting change, net of tax             --         (0.77)
                                                                ------       -------
     Net loss                                                   $(0.08)      $ (1.18)
                                                                ======       =======
 Diluted:
     Before cumulative effect on accounting change              $(0.08)      $ (0.41)
     Cumulative effect on accounting change, net of tax             --         (0.77)
                                                                ------       -------
     Net loss                                                   $(0.08)      $ (1.18)
                                                                ======       =======

6.  INVENTORIES

   (IN THOUSANDS)                      March 31,    December 31,
                                         2001           2000
                                       --------     -----------
 Raw materials                          $11,895       $13,219
 Work-in-process                         17,533        13,326
 Finished goods                          21,665        27,069
                                        -------        ------
                                        $51,093       $53,614
                                        =======       =======

     Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is used for certain inventories in the United States and certain Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $8,955,000 and $6,599,000 at March 31, 2001 and December 31, 2000, respectively. The excess of current cost over stated LIFO value was $5,543,000 at March 31, 2001 and $5,460,000 at December 31, 2000.


7.  BORROWING ARRANGEMENTS

      Total debt for the periods:

                  (IN THOUSANDS)                        MARCH 31,        DECEMBER 31,
                                                           2001              2000
                                                        --------         -----------

Short-term borrowings                                   $  1,155          $  1,604
Long-term debt - revolver                                 23,175            21,374
Senior debt - term loan                                   25,613            26,613
13-1/4% senior subordinated notes due 2009                60,000            60,000
                                                        --------          --------
Total debt                                               109,943           109,591
Less: current portion                                     (5,405)           (5,604)
                                                        --------          --------
Long-term debt                                          $104,538          $103,987
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

     In addition, the Company incurred $60 million of debt through the sale of its 13 -1/4% Senior Subordinated Notes and Warrants (the "Senior Subordinated Notes"). The Warrants, when and if exercised, will entitle the holder thereof to receive 5.109 of a fully paid non-assessable share of common stock, par value $0.001 per share at an exercise price of $0.001 per share, subject to adjustment. The Warrants will be exercisable on or prior to September 15, 2009. The value of the Warrants on the date of the Recapitalization was $2.3 million and this value is being amortized over 10 years.

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

     The Senior Credit Facility requires that the Company meet and maintain certain financial ratios and tests, including a minimum consolidated net worth, consolidated adjusted EBITDA, consolidated capital expenditure, consolidated interest coverage ratio, consolidated fixed charge coverage ratio, maximum consolidated leverage ratio and senior leverage ratio. As of March 31, 2001, the Company was in compliance with the amended Senior Credit Facility covenants prior to the adoption of recently issued accounting pronouncements. The Company anticipates that the covenants will be amended during the second quarter of 2001 to reflect the adoption of recently issued accounting pronouncements.

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

8.  GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

     As part of the Recapitalization in 1999, Instron Corporation issued public debt securities which are fully and unconditionally guaranteed by certain of the Corporation's subsidiaries. Below is the condensed consolidating financial information for the guarantor subsidiaries, which includes Instron Corporation (parent company and issuer of the debt), Instron Corporation, and the non-guarantor subsidiaries as of March 31, 2001 and December 31, 2000 and for the three month period ended March 31, 2001 and April 1, 2000.

                               INSTRON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,  2001
                                                                                  -------------------------------
In thousands                                                         Guarantor    Non-Guarantor      Eliminations         Total
                                                                     ---------    -------------      ------------         -----

ASSETS
Current assets:
  Cash and cash equivalents                                           $    884            $ 7,715        $     --          $  8,599
  Accounts receivable, net                                              20,242             27,893              --            48,135
  Intercompany accounts receivable, net                                 17,661             (1,839)        (15,822)               --
  Unbilled revenues on contracts                                           693                 98              --               791
  Inventories                                                           16,968             34,956            (831)           51,093
  Contracts in process                                                     197                967              --             1,164
  Income tax receivable                                                  3,438              2,774          (3,630)            2,582
  Deferred income taxes                                                  6,200                746             492             7,438
  Prepaid expenses and other current assets                              1,203              1,948              --             3,151
                                                                      --------            -------        --------          --------
     Total current assets                                               67,486             75,258         (19,791)          122,953

  Property, plant and equipment, net                                    10,857              8,491              --            19,348
  Goodwill                                                               8,917                 78              14             9,009
  Deferred income taxes                                                  3,359                298              30             3,687
  Other assets                                                           3,243                546             (37)            3,752
  Deferred financing costs, net                                          7,404                 --              --             7,404
                                                                      --------            -------        --------          --------
     Total assets                                                     $101,266            $84,671        $(19,784)         $166,153
                                                                      ========            =======        ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short term borrowings and current portion of
    long-term debt                                                       4,250              1,155              --             5,405
  Accounts payable                                                       3,633              6,113              73             9,819
  Accrued liabilities                                                    8,137              7,946              45            16,128
  Accrued employee compensation and benefits                             3,264              1,515              --             4,779
  Deferred revenue                                                      11,576             15,707              --            27,283
  Excess of advance payments over accrued revenues                       2,971              3,295              --             6,266
  Advance payments received on contracts                                (1,649)            11,520              --             9,871
                                                                      --------            -------        --------          --------
     Total current liabilities                                          32,182             47,251             118            79,551

  Long-term debt                                                        84,663             19,875              --           104,538
  Pension and other long-term liabilities                               27,168             (1,700)        (15,681)            9,787
                                                                      --------            -------        --------          --------
     Total liabilities                                                 144,013             65,426         (15,563)          193,876
                                                                      --------            -------        --------          --------
Stockholders' equity (deficit):
  Intercompany  investments                                             (7,679)            10,809          (3,130)               --
  Minority interest                                                         --                 74             (74)               --
  Common stock                                                               6                 --              --                 6
  Additional paid in capital                                            50,432                 --              --            50,432
  Retained earnings (accumulated deficit)                              (83,891)            16,136          (1,020)          (68,775)
  Accumulated other comprehensive loss                                  (1,615)            (7,774)              3            (9,386)
                                                                      --------            -------        --------          --------
     Total stockholders' equity (deficit)                              (42,747)            19,245          (4,221)          (27,723)
                                                                      --------            -------        --------          --------
     Total liabilities and stockholders'
       equity (deficit)                                               $101,266            $84,671        $(19,784)         $166,153
                                                                      ========            =======        ========          ========

                               INSTRON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31, 2000
                                                                                  ------------------------------
In thousands                                                         GUARANTOR    NON-GUARANTOR      ELIMINATIONS         TOTAL
                                                                     ---------    -------------      ------------         -----

ASSETS
Current assets:
  Cash and cash equivalents                                         $      138      $   7,870         $      --        $    8,008
  Accounts receivable, net                                              25,105         32,231                --            57,336
  Intercompany accounts receivable, net                                 12,619          3,091           (15,710)               --
  Inventories                                                           21,981         32,313              (680)           53,614
  Income tax receivable                                                  3,696          2,555            (3,630)            2,621
  Deferred income taxes                                                  6,592             20               389             7,001
  Prepaid expenses and other current assets                                713          1,089                --             1,802
                                                                    ----------      ---------         ---------        ----------
     Total current assets                                               70,844         79,169           (19,631)          130,382

  Property, plant and equipment, net                                    11,344          9,095                --            20,439
  Goodwill                                                               9,276             96                14             9,386
  Deferred income taxes                                                  3,784            594                30             4,408
  Other assets                                                           3,369            587               (46)            3,910
  Deferred financing costs, net                                          7,681             --                --             7,681
                                                                    ----------      ---------         ---------        ----------
     Total assets                                                   $  106,298      $  89,541         $ (19,633)       $  176,206
                                                                    ==========      =========         =========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short term borrowings and current portion of
    long-term debt                                                  $    4,350      $   1,254         $      --        $    5,604
  Accounts payable                                                       4,572          8,118               (29)           12,661
  Accrued liabilities                                                    8,588         10,096                12            18,696
  Accrued employee compensation and benefits                             2,833          1,640                --             4,473
  Deferred revenue                                                      14,284         20,123                --            34,407
  Advance payments received on contracts                                 1,803         11,630                --            13,433
                                                                    ----------      ---------         ---------        ----------
     Total current liabilities                                          36,430         52,861               (17)           89,274

  Long-term debt                                                        82,913         21,074                --           103,987
  Pension and other long-term liabilities                               27,527         (1,950)          (15,681)            9,896
                                                                    ----------      ---------         ---------        ----------
     Total liabilities                                                 146,870         71,985           (15,698)          203,157
                                                                    ----------      ---------         ---------        ----------
Stockholders' equity (deficit):
  Intercompany  investments                                             (7,681)        10,808            (3,127)               --
  Minority interest                                                         --             78               (78)               --
  Common stock                                                               6             --                --                 6
  Additional paid in capital                                            50,432             --                --            50,432
  Retained earnings (accumulated deficit)                              (81,933)        14,343              (750)          (68,340)
  Accumulated other comprehensive loss                                  (1,396)        (7,673)               20            (9,049)
                                                                    ----------      ---------         ---------        ----------
     Total stockholders' equity (deficit)                              (40,572)        17,556            (3,935)          (26,951)
                                                                    ----------      ---------         ---------        ----------
     Total liabilities and stockholders'
       equity (deficit)                                             $  106,298      $  89,541         $ (19,633)       $  176,206
                                                                    ==========      =========         =========        ==========

                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands                                                                  Three months ended
                                                                                March 31, 2001
                                                                        ------------------------------
                                                           Guarantor    Non-Guarantor        Eliminations          Total
                                                           ---------    -------------        ------------          -----


Revenue:
     Sales                                                   $23,510            $13,897          $    --            $37,407
     Service                                                   5,023              2,641               --              7,664
     Intercompany                                              2,628              6,532           (9,160)                --
                                                             -------            -------          -------            -------
         Total revenue                                        31,161             23,070           (9,160)            45,071
                                                             -------            -------          -------            -------
Cost of revenue:
     Sales                                                    17,575             11,115           (7,025)            21,665
     Service                                                   3,502              1,982              (18)             5,466
                                                             -------            -------          -------            -------
         Total cost of revenue                                21,077             13,097           (7,043)            27,131
                                                             -------            -------          -------            -------
              Gross profit                                    10,084              9,973           (2,117)            17,940
                                                             -------            -------          -------            -------
Operating expenses:
     Selling and administrative                                7,718              5,317              (18)            13,017
     Research and development                                  1,388                713               --              2,101
                                                             -------            -------          -------            -------
          Total operating expenses                             9,106              6,030              (18)            15,118
                                                             -------            -------          -------            -------
                Income (loss) from operations                    978              3,943           (2,099)             2,822
Other (income) expenses:
     Intercompany (income) expense                               556              1,170           (1,726)                --
     Interest expense                                          2,970                675               --              3,645
     Interest income                                             (32)              (226)              --               (258)
     Foreign exchange (gains) losses                             (74)               208               --                134
                                                             -------            -------          -------            -------
     Total other (income) expense                              3,420              1,827           (1,726)             3,521
                                                             -------            -------          -------            -------
Income (loss) before income taxes                             (2,442)             2,116             (373)              (699)
Provision (benefit) for income taxes                            (484)               323             (103)              (264)
                                                             -------            -------          -------            -------
Net income (loss)                                            $(1,958)           $ 1,793          $  (270)           $  (435)
                                                             =======            =======          =======            =======

                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands                                                                           Three months ended
                                                                                         April 1, 2000
                                                                             ------------------------------------
                                                           Guarantor         Non-Guarantor           Eliminations        Total
                                                           ---------         -------------           ------------        -----

Revenue:
     Sales                                                $18,175                $19,259                $    --          $37,434
     Service                                                4,941                  2,621                     --            7,562
     Intercompany                                           3,027                  1,928                 (4,955)              --
                                                          -------                -------                -------          -------
         Total revenue                                     26,143                 23,808                 (4,955)          44,996
                                                          -------                -------                -------          -------
Cost of revenue:
     Sales                                                 12,641                 15,139                 (4,049)          23,731
     Service                                                3,737                  1,967                    (55)           5,649
                                                          -------                -------                -------          -------
         Total cost of revenue                             16,378                 17,106                 (4,104)          29,380
                                                          -------                -------                -------          -------
              Gross profit                                  9,765                  6,702                   (851)          15,616
                                                          -------                -------                -------          -------
Operating expenses:
     Selling and administrative                             7,712                  5,327                    246           13,285
     Research and development                               1,594                    817                     --            2,411
     Restructuring costs                                       --                    304                     --              304
                                                          -------                -------                -------          -------
          Total operating expenses                          9,306                  6,448                    246           16,000
                                                          -------                -------                -------          -------
                Income (loss) from operations                 459                    254                 (1,097)            (384)
Other (income) expenses:
     Intercompany (income) expense                            354                    680                 (1,034)              --
     Interest expense                                       3,064                    610                     --            3,674
     Interest income                                          (54)                  (105)                    --             (159)
     Foreign exchange (gains) losses                          (96)                   130                     --               34
                                                          -------                -------                -------          -------
     Total other (income) expense                           3,268                  1,315                 (1,034)           3,549
                                                          -------                -------                -------          -------
Loss before income taxes                                   (2,809)                (1,061)                   (63)          (3,933)
Provision (benefit) for income taxes                         (435)                  (456)                  (742)          (1,633)
                                                          -------                -------                -------          -------
Loss before cumulative effect of accounting change         (2,374)                  (605)                   679           (2,300)
Cumulative effect of accounting change, net of tax            784                 (5,053)                    --           (4,269)
                                                          -------                -------                -------          -------
Net income (loss)                                         $(1,590)               $(5,658)               $   679          $(6,569)
                                                          =======                =======                =======          =======

                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

In thousands                                                                                     Three months ended
                                                                                                   March 31, 2001
                                                                                           ------------------------------
                                                                                    Guarantor  Non-Guarantor  Eliminations  Total
                                                                                    ---------  -------------  ------------  -------
Cash flows from operating activities:
  Net income (loss)                                                                   $(1,958)    $ 1,793        $(270)     $  (435)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                      1,713         489           --        2,202
     Provision for losses on accounts receivable                                          104           7           --          111
     Deferred taxes                                                                    (1,099)        861           --         (238)
  Changes in assets and liabilities, excluding the effects from purchase of business:
     (Increase) decrease in accounts receivable                                        (1,600)      9,268           --        7,668
     (Increase) decrease in unbilled revenue                                             (693)        (98)          --         (791)
     (Increase) decrease in inventories                                                 3,922      (2,643)         151        1,430
     (Increase) decrease in contract in progress                                         (196)       (968)          --       (1,164)
     (Increase) decrease in income tax receivable                                         201        (218)          --          (17)
     (Increase) decrease in prepaid expenses and other current assets                    (535)        282           --         (253)
     Increase (decrease) in accounts payable, accrued expenses
        and advance payments                                                           (3,560)     (4,280)          --       (7,840)
     Increase (decrease) in deferred revenue                                           (2,084)     (4,416)          --       (6,500)
     Increase (decrease) in excess of advance payments over accrued revenue             2,971       3,295           --        6,266
     Other, net                                                                           961      (1,507)         119         (427)
                                                                                      -------     -------        -----      -------
Net cash provided by (used in) operating activities                                   $(1,853)    $ 1,865        $  --      $    12
                                                                                      -------     -------        -----      -------
Cash flows from investing activities:
  Proceeds from the sale of property, plant and equipment                                 291        (275)          --           16
  Capital expenditures                                                                   (144)       (300)          --         (444)
  Capitalized software costs                                                             (321)        (64)          --         (385)
  Other, net                                                                              239        (180)          --           59
                                                                                      -------     -------        -----      -------
           Net cash provided by (used in) investing activities                             65        (819)          --         (754)
                                                                                      -------     -------        -----      -------
Cash flows from financing activities:
  Borrowings (payments) under short-term lines of credit                                 (332)       (100)          --         (432)
  Borrowings (payments) under revolving line of credit                                  4,087      (1,199)          --        2,888
  Payments under Senior Term Loan                                                      (1,000)         --           --       (1,000)
                                                                                      -------     -------        -----      -------
        Net cash provided by (used in) financing activities                             2,755      (1,299)          --        1,456
                                                                                      -------     -------        -----      -------
Effect of exchange rate changes on cash                                                  (221)         98           --         (123)
                                                                                      -------     -------        -----      -------
Net increase (decrease) in cash and cash equivalents                                      746        (155)          --          591
Cash and cash equivalents at beginning of year                                            138       7,870           --        8,008
                                                                                      -------     -------        -----      -------
Cash and cash equivalents at end of period                                            $   884     $ 7,715        $  --      $ 8,599
                                                                                      =======     =======        =====      =======

                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands                                                                            Three months ended
                                                                                           April 1, 2000
                                                                     -------------------------------------------------------
                                                                     Guarantor    Non-Guarantor      Eliminations      Total
                                                                     ---------    -------------      ------------      -----
Cash flows from operating activities:
  Net income (loss)                                                   $(1,590)       $ (5,658)           $ 679       $ (6,569)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                      1,817             547               --          2,364
     Provision for losses on accounts receivable                           --              63               --             63
     Deferred taxes                                                    (1,151)         (1,935)             353         (2,733)
  Changes in assets and liabilities, excluding the effects from purchase of business:
     (Increase) decrease in accounts receivable                         3,688           4,887              346          8,921
     (Increase) decrease in inventories                                (4,570)        (22,019)            (463)       (27,052)
     (Increase) decrease in income tax receivable                        (270)         (1,612)            (766)        (2,648)
     (Increase) decrease in prepaid expenses and other current
       assets                                                             126             (97)              --             29
     Increase (decrease) in accounts payable, accrued expenses
       and advance payments                                            (2,341)         (1,584)            (112)        (4,037)
     Increase (decrease) in deferred revenue                            9,189          24,235               --         33,424
     Other, net                                                          (558)            124               (5)          (439)
                                                                      -------        --------            -----       --------
Net cash provided by (used in) operating activities                   $ 4,340        $ (3,049)           $  32       $  1,323
                                                                      -------        --------            -----       --------

Cash flows from investing activities:
  Capital expenditures                                                   (550)           (301)              --           (851)
  Capitalized software costs                                             (198)            (89)              --           (287)
  Other, net                                                               59              --               --             59
                                                                      -------        --------            -----       --------
      Net cash used in investing activities                              (689)           (390)              --         (1,079)
                                                                      -------        --------            -----       --------

Cash flows from financing activities:
  Borrowings (payments) under short-term lines of credit               (1,086)             46               --         (1,040)
  Borrowings (payments) under revolving line of credit                   (598)         (3,403)              --         (4,001)
  Payments under Senior Term Loan                                        (750)             --               --           (750)
                                                                      -------        --------            -----       --------
      Net cash used in financing activities                            (2,434)         (3,357)              --         (5,791)
                                                                      -------        --------            -----       --------
Effect of exchange rate changes on cash                                  (194)            165               --            (28)
                                                                      -------        --------            -----       --------
Net increase (decrease) in cash and cash equivalents                    1,024          (6,631)              32         (5,575)
                                                                      -------        --------            -----       --------
Cash and cash equivalents at beginning of year                            846          10,132               --         10,978
                                                                      -------        --------            -----       --------
Cash and cash equivalents at end of period                            $ 1,870        $  3,501            $  32       $  5,403
                                                                      =======        ========            =====       ========

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2

                               INSTRON CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Quarter Ended March 31, 2001 vs. Quarter Ended April 1, 2000

Revenues for the first quarter of 2001 were $45,071,000, essentially flat compared to the same period last year. Foreign sales accounted for approximately 56% of consolidated first quarter revenues compared with 58% for the first quarter of 2000.

The consolidated gross margin as a percentage of revenue improved to 39.8% for the first quarter of 2001 compared to 34.7% for the first quarter of 2000 due to improved margins in the Structures and Service businesses.

During the first and second quarters of 2000, the Company completed a workforce reduction of 84 people, of which 24 were in the U.S. and 60 were in Germany and the U.K. The personnel reductions were primarily in engineering, manufacturing and administration. Severance costs associated with the workforce reductions were $0.3 million and $1.5 million during the first and second quarter of 2000, respectively.

Total selling and administrative expenses decreased by 2.0% from the first quarter of 2000 due primarily to lower expenses in the Structures business as a result of last year's restructuring. As a percentage of revenue, selling and administrative expenses were 28.9% compared to 29.5% for the same period last year.

Research and development expenses decreased by 12.9% for the first quarter of 2001 compared with the first quarter of 2000. This decrease reflects not only the significant investment that Instron made in 2000 in certain key product development areas, but also the benefit of integrating the development processes of our acquisitions. In addition, software development costs of $385,000 were capitalized during the first quarter of 2001 compared with $287,000 in the first quarter of last year. Exclusive of software development costs, research and development costs decreased by 7.9%.


Net interest expense decreased to $3,387,000 compared to $3,515,000 in the first quarter of 2000. This decrease in 2001 is due to lower borrowings and lower interest rates.

Loss before taxes for the first quarter of 2001 was $699,000 compared to loss before taxes of $3,933,000 for the same period last year. This improvement in profitability is due to increased margins on the Structures and Service businesses and lower operating expenses.

The consolidated effective tax rate was 37.8% for the first quarter of 2001 compared to 41.5% in the first quarter of 2000.

Net loss before cumulative effect of accounting change was $435,000 or $0.08 per diluted share of common stock for the quarter ended March 31, 2001 compared with $2,300,000, or $0.41 per diluted share of common stock for the quarter ended April 1, 2000.

Instron reported net loss after cumulative effect of accounting change for SAB 101 of $435,000 or $0.08 per diluted share for the first quarter of 2001 compared to $6,569,000 or $1.18 per diluted share for the same period last year.

FINANCIAL CONDITION

During the first quarter of 2001, the Company generated $12 thousand of cash from operating activities compared to $1.3 million for the same period in the prior year. The Company used $0.8 million of cash for investing activities during the first quarter of 2001, compared to $1.1 million of cash used during the same period in the prior year primarily to fund capital expenditures and software development costs. The Company increased borrowings by $1.5 million compared to paying down debt by $5.8 million during the same period last year.

Accounts receivable declined from $57.3 million at December 31, 2000 to $48.1 million at March 31, 2001. This decrease was due primarily to the lower level of revenues in the first quarter as compared to the preceding three months ended December 31, 2000.

Capital expenditures during the first quarter of 2001 were $0.4 million, compared to $0.9 million in the first quarter of 2000. The lower level of capital expenditures reflects the timing of the 2001 capital requirements. The Company plans to make capital expenditures of approximately $3.5 million during the current fiscal year. In addition, the Company plans to continue to develop and enhance its software products and pursue its strategy of acquisitions.

At March 31, 2001, the Company had borrowings of $24.3 million, and additional borrowing availability of $21.5 million, under its $50.0 million multi-currency revolving credit facility, compared to $23.0 million in borrowings at December 31, 2000. The Company had $25.6 million outstanding under its term loan at March 31, 2001, compared to $26.6 million outstanding at December 31, 2000. At March 31, 2001, the Company also had $60.0 million of 13 1/4% Senior Subordinated Notes Due 2009 outstanding.

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

As of December 31, 2000 and March 31, 2001, the Company was in compliance with the amended Senior Credit Facility prior to the adoption of recently issued accounting pronouncements. The Company anticipates that the covenants will be amended during the second quarter of 2001 to reflect the impact of the recently issued accounting pronouncements. The Company is confident that it will be able to meet these covenants for the remainder of 2001.

The Company believes its present capital resources and anticipated operating cash flows are sufficient to finance its planned operations and investing activities for the next eighteen months. If the Company were to consider a significant acquisition, it would have to seek alternative sources of equity funds and or additional debt.

Bookings for the first quarter of 2001 were $37.3 million, a decrease of 17.9% over the same period last year. The decrease in bookings was primarily in North America and Europe for the material testing business.

The Company's order backlog was $99.6 million at the end of the first quarter of 2001, compared to $103.6 million at the end of the first quarter of 2000 and $111.4 million at December 31, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

In the fourth quarter of 2000, effective as of January 1, 2000, the Company changed its revenue recognition policy for certain product sales to comply with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101"). SAB 101 provides guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and customer acceptance.

The SAB 101 restatement has been applied retroactively to transactions that occurred prior to 2000. The cumulative effect adjustment of the change in accounting on prior years through December 31, 1999 was a reduction to income of $4.3 million (after credit for income taxes of $3.5 million), or $0.77 cents per diluted share, which has been accounted for as a change to the first quarter of 2000 financial results.

The effect of adopting SAB 101 increased first quarter 2000 sales by $3.9 million and decreased the net loss by $0.5 million or $0.08 cents per diluted share.

In September 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all shipping and handling amounts billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue. Adoption of the consensus reached on EITF Issue 00-10 is required no later than the required implementation date for SAB 101. The Company adopted EITF Issue 00-10 in the year ended December 31, 2000 and a retroactive reclassification was recorded on the historical statement of operations for all quarters in 2000, 1999 and 1998. The first quarter of 2000 reclassification resulted in an increase in revenues and cost of sales of $331,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

The Company is exposed to market risk related to changes in foreign currency exchange rates. The Company enters into foreign exchange contracts to manage and reduce the impact of changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The exposures are associated with certain accounts receivable denominated in local currencies and certain foreign revenue transactions. There has been no material changes related to the quantitative or qualitative aspects of market risk since December 31, 2000.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10Q are "forward-looking" statements within the meaning of the federal securities laws and are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements reflect our current views about future events and financial performance. Words such as "will," "should," "believe," "expect," "anticipate," "confident" and other similar expressions that predict or indicate future events or trends, or that are not statements of historical matters, identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements, which speak only as of the date of this release. These risks, uncertainties, and factors include, but are not limited to: (1) fluctuations in interest rates; (2) the stability of financial markets;
(3) the level of bookings worldwide for Instron and IST; (4) our ability to timely ship backlog (in this regard, our expectations are based on historical as well as anticipated production levels); (5) the success of the automobile industry which is the major purchaser of IST products; (6) the impact of fluctuations in exchange rates and the uncertainties of operating in a global economy, including fluctuations in the economic conditions of the foreign and domestic markets served by the Company which can effect demand for its products and services; (7) our ability to identify and successfully consummate strategic acquisitions and our anticipated funding requirements in connection therewith;
(8) our ability to meet the covenants and repayment schedules of the new loan and debt facilities undertaken as a result of the Merger and Recapitalization and the amendments to certain covenants contained in such facilities effected in the third quarter of 2000; (9) the effect of changes in accounting and/or tax policies and practices; and (10) other factors detailed from time to time in our filings with the Securities and Exchange Commission.

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


                                  INSTRON CORPORATION




Date: May 16, 2000                By /s/ James M. McConnell
                                  -------------------------
                                  James M. McConnell
                                  President and Chief Executive Officer




Date: May 16, 2000                By /s/ Linton A. Moulding
                                  -------------------------
                                  Linton A. Moulding
                                  Chief Financial Officer