Form 10-Q
period 2001-06-30
INSTRON CORP
filed 2001-08-14
CIK 50716

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2001, the Registrant had 5,566,120 shares outstanding of common stock, all of which was held by affiliates of the Registrant.

================================================================================

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I

                               INSTRON CORPORATION
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                                            JUNE 30,     DECEMBER 31,
                                                                                              2001           2000
                                                                                           ---------      ---------
                                                                                          (Unaudited)
ASSETS
Current assets:

      Cash and cash equivalents                                                            $   7,893      $   8,008
      Accounts receivable (net of allowance for doubtful accounts of $837 in
      2001 and $1,014 in 2000)                                                                43,638         57,336
      Unbilled revenues on contracts                                                           2,477           --
      Inventories                                                                             45,399         53,614
      Contracts in process                                                                     1,184           --
      Income tax receivable                                                                    2,042          2,621
      Deferred income taxes                                                                    7,386          7,001
      Prepaid expenses and other current assets                                                4,324          1,802
                                                                                           ---------      ---------
      Total current assets                                                                   114,343        130,382

      Property, plant and equipment, net                                                      19,058         20,439
      Goodwill                                                                                 8,624          9,386
      Deferred income taxes                                                                    3,548          4,408
      Other assets                                                                             3,571          3,910
      Deferred financing costs, net                                                            7,126          7,681
                                                                                           ---------      ---------
      Total assets                                                                         $ 156,270      $ 176,206
                                                                                           =========      =========

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
      Short term borrowings and current portion of long-term debt                          $   5,662      $   5,604
      Accounts payable                                                                         9,567         12,661
      Accrued liabilities                                                                     16,996         18,696
      Accrued employee compensation and benefits                                               4,103          4,473
      Deferred revenue                                                                        17,795         34,407
      Excess of advance payments over accrued revenue                                          5,851           --
      Advance payments received on contracts                                                   9,660         13,433
                                                                                           ---------      ---------
      Total current liabilities                                                               69,634         89,274
      Long-term debt                                                                         106,102        103,987
      Pension and other long-term liabilities                                                 10,206          9,896
                                                                                           ---------      ---------
          Total liabilities                                                                  185,942        203,157
                                                                                           ---------      ---------
 Commitments and contingencies

 Stockholders' deficit:
      Recapitalized common stock, $0.001 par value; 10,000,000
      shares authorized; 5,566,120 shares issued                                                   6              6
      Additional paid in capital                                                              50,432         50,432
      Accumulated deficit                                                                    (70,746)       (68,340)
      Accumulated other comprehensive loss                                                    (9,364)        (9,049)
                                                                                           ---------      ---------
          Total stockholders' deficit                                                        (29,672)       (26,951)
                                                                                           ---------      ---------
          Total liabilities and stockholders' deficit                                      $ 156,270      $ 176,206
                                                                                           =========      =========

           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I

                               INSTRON CORPORATION

                     Consolidated Statements of Operations
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              ----------------------------      ----------------------------
                                                                June 30,          July 1,         June 30,          July 1,
                                                                  2001             2000             2001             2000
                                                              -----------      -----------      -----------      -----------
Revenue:
       Sales                                                  $    43,010      $    46,289      $    80,417      $    83,723
       Service                                                      7,783            8,050           15,447           15,612
                                                              -----------      -----------      -----------      -----------
           Total revenue                                           50,793           54,339           95,864           99,335
  Cost of revenue:
       Sales                                                       26,731           30,414           48,396           54,145
       Service                                                      5,632            5,796           11,098           11,445
                                                              -----------      -----------      -----------      -----------
           Total cost of revenue                                   32,363           36,210           59,494           65,590
                                                              -----------      -----------      -----------      -----------
                Gross profit                                       18,430           18,129           36,370           33,745
  Operating expenses:
       Selling and administrative                                  13,246           13,333           26,263           26,618
       Research and development                                     2,112            2,542            4,213            4,953
       Restructuring costs                                            634            1,465              634            1,769
                                                              -----------      -----------      -----------      -----------
            Total operating expenses                               15,992           17,340           31,110           33,340
                                                              -----------      -----------      -----------      -----------
            Income from operations                                  2,438              789            5,260              405

  Other (income) expenses:
       Interest expense                                             3,600            3,827            7,245            7,501
       Interest income                                               (247)            (148)            (505)            (307)
       Foreign exchange losses                                        133               18              267               52
                                                              -----------      -----------      -----------      -----------
           Total other (income) expense                             3,486            3,697            7,007            7,246
                                                              -----------      -----------      -----------      -----------
  Loss before income taxes                                         (1,048)          (2,908)          (1,747)          (6,841)
  Provision (benefit) for income taxes                                923             (478)             659           (2,111)
                                                              -----------      -----------      -----------      -----------
  Loss before cumulative effect of accounting change               (1,971)          (2,430)          (2,406)          (4,730)
  Cumulative effect of accounting change, net of  tax of
    $3.5 million                                                     --               --               --             (4,269)
                                                              -----------      -----------      -----------      -----------
  Net loss                                                    $    (1,971)     $    (2,430)     $    (2,406)     $    (8,999)
                                                              ===========      ===========      ===========      ===========
  Loss per common share
  Basic:
       Before cumulative effect on accounting change          $     (0.35)     $     (0.44)     $     (0.43)     $     (0.85)
       Cumulative effect on accounting change, net of tax            --               --               --              (0.77)
                                                              -----------      -----------      -----------      -----------
       Net loss                                               $     (0.35)     $     (0.44)     $     (0.43)     $     (1.62)
                                                              ===========      ===========      ===========      ===========
  Diluted:
       Before cumulative effect on accounting change          $     (0.35)     $     (0.44)     $     (0.43)     $     (0.85)
                                                              -----------      -----------      -----------      -----------
       Cumulative effect on accounting change, net of tax            --               --               --              (0.77)
                                                              -----------      -----------      -----------      -----------
       Net loss                                               $     (0.35)     $     (0.44)     $     (0.43)     $     (1.62)
                                                              ===========      ===========      ===========      ===========
       Shares used in computing loss per common share:
       Basic                                                    5,566,120        5,567,040        5,566,120        5,569,340
       Diluted                                                  5,566,120        5,567,040        5,566,120        5,569,340


           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I

                               INSTRON CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                      SIX MONTHS ENDED
                                                                                   ----------------------
                                                                                   June 30,       July 1,
                                                                                     2001          2000
                                                                                   --------      --------
Cash flows from operating activities:
     Net loss                                                                      $ (2,406)     $ (8,999)
     Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                                                4,479         4,669
         Provision for losses on accounts receivable                                    362           141
         Deferred taxes                                                                 396        (2,622)
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                  12,004         8,354
         (Increase) decrease in unbilled revenue                                     (2,477)         --
         (Increase) decrease in inventories                                           7,176       (20,524)
         (Increase) decrease in contracts in progress                                (1,184)         --
         (Increase) decrease in income tax receivable                                   523        (2,106)
         (Increase) decrease in prepaid expenses and other current assets            (2,566)          503
         Increase (decrease) in accounts payable, accrued expenses and advance
         payments                                                                    (2,295)       (4,611)
         Increase (decrease) in deferred revenue                                    (16,054)       28,543
         Other, net                                                                     657           681
                                                                                   --------      --------
              Net cash provided by (used in) operating activities                    (1,385)        4,029
                                                                                   --------      --------
Cash flows from investing activities:
     Proceeds from the sale of property, plant and equipment                             32          --
     Capital expenditures                                                            (1,228)       (1,669)
     Capitalized software costs                                                        (780)         (340)
     Other, net                                                                          80           140
                                                                                   --------      --------
              Net cash used in investing activities                                  (1,896)       (1,869)
                                                                                   --------      --------
Cash flows from financing activities:
     Net borrowings (payments)  under short-term lines of credit                       (425)       (1,448)
     Net borrowings (payments)  under revolving line of credit                        5,714        (6,391)
     Payments under Senior Term Loan                                                 (2,000)       (1,500)
                                                                                   --------      --------
              Net cash  provided by (used in) financing activities                    3,289        (9,339)
                                                                                   --------      --------
Effect of exchange rate changes on cash                                                (123)         (163)
                                                                                   --------      --------
Net decrease  in cash and cash equivalents                                             (115)       (7,342)
Cash and cash equivalents at beginning of year                                        8,008        10,978
                                                                                   --------      --------
Cash and cash equivalents at end of period                                         $  7,893      $  3,636
                                                                                   ========      ========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                                                  $  6,866      $  5,958
         Income taxes                                                                   287           306


           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I

                               INSTRON CORPORATION
                  Consolidated Statements of Comprehensive Loss
                                   (Unaudited)
                                 (In thousands)

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        ------------------          ----------------
                                                       JUNE 30,     JULY 1,      JUNE 30,       JULY 1,
                                                        2001         2000          2001          2000
                                                      --------     --------      --------      --------
Net loss                                             $ (1,971)     $ (2,430)     $ (2,406)     $ (8,999)
Other comprehensive loss:
  Cumulative effect of accounting change, net of
  tax of $453                                            --            --             745          --
  Net unrealized gain/(loss) on derivative
  instruments, net of tax of ($60, $0, $38, $0)            98          --              62          --
  Foreign currency translation adjustments                (76)         (493)       (1,122)       (1,182)
                                                      --------     --------      --------      --------
       Comprehensive loss                            $ (1,949)     $ (2,923)     $ (2,721)     $(10,181)
                                                     ========      ========      ========      ========


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

    In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the second quarter and first half of 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

    Prior year results have been restated to comply with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). Also, certain prior year amounts have been reclassified to conform with the Emerging Issues Task Force's Issue No. 00-10 "Accounting for Shipping and Handling Fees and Cost" ("EITF 00-10") and with the fiscal 2001 presentation.

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

    The SAB 101 restatement has been applied retroactively to transactions that occurred prior to 2000. The cumulative effect adjustment of the change in accounting on prior years through December 31, 1999 was a reduction to income of $4.3 million (after credit for income taxes of $3.5 million), or $0.77 cents per diluted share, recorded in the first quarter of 2000. The effect of adopting SAB 101 increased second quarter of 2000 revenues by $4.8 million and increased the net loss by $0.2 million or $0.03 per diluted share. The effect of adopting SAB101 increased first half of 2000 revenues by $8.7 million and decreased the net loss by $0.3 million or $0.05 per diluted share.

    In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF 00-10. This consensus requires that all shipping and handling amounts billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue. Adoption of the consensus reached on EITF 00-10 was required no later than the required implementation date for SAB 101. The Company adopted EITF 00-10 in the year ended December 31, 2000 and a retroactive reclassification was recorded on the historical statement of operations for all quarters in 2000, 1999 and 1998. The second quarter of 2000 reclassification resulted in an increase in revenues and cost of sales of $331,000. The first half of 2000 reclassification resulted in an increase in revenues and cost of sales of $662,000.

    In accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP No. 81-1"), prior to 2001, the Company accounted for long-term contracts using the completed contract method as it was unable to make reasonable dependable estimates on a consistent basis regarding contract costs. During 2000, the Company completed a restructuring of its business, which included headcount reductions, realignment and re-allocation of resources specifically with regards to contracts that are complex and long-term in nature, and a conscious management focus of accepting long-term contracts with less technological risk. Additionally, the Company has refined its internal process management controls in order to develop more dependable cost and completion estimates. These changes have had a significant impact on the Company's ability to estimate and control costs, as supported by the results reported during the second half of fiscal year 2000, where the Company consistently met its forecasts for long-term contracts.

    Accordingly, commencing January 1, 2001, for certain long-term contracts revenue is recognized using the percentage-of-completion method based upon an efforts-expanded approach, whereby revenue and profit are recognized throughout the performance and production period of the contract. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. Long-term contracts that are not eligible for percentage-of-completion accounting continue to be recognized using the completed contract method. In the second quarter of 2001, revenue and gross profit recognized under percentage-of-completion accounting method were approximately $2.9 million and $1.0 million, respectively. In the first half of 2001, revenue and gross profit recognized under percentage of completion accounting method were approximately $4.9 million and $1.5 million, respectively.

    Unbilled revenue on contracts represents revenue earned under the percentage-of-completion method but not yet billable under the terms of the contract. These amounts are billable based on the terms of the contract which include shipment of the product, achievement of milestones or completion of the contract.

    Contracts in progress include costs on uncompleted contracts in excess of cost of sales recognized to date, accounted for using the percentage-of-completion method.

    Excess of advance payments over accrued revenue represents advanced payments received from customers in excess of billing on contracts recognized under the percentage-of-completion method.

    Revenue recognized to date in excess of costs and estimated earnings on uncompleted contracts is recorded in accrued liabilities on the balance sheet.

    Contracts in progress consisted of the following at June 30, 2001:

        Costs incurred on uncompleted contracts                             $ 4,392
        Estimated earnings to date                                            1,509
                                                                            -------
                                                                              5,901
        Less:  revenue recognized to date                                    (4,873)
                                                                            -------
                                                                              1,028
                                                                            =======

        Contracts in progress (presented on the balance sheet)                1,184

        Revenue recognized to date in excess of costs
        and estimated earnings on uncompleted contracts                        (156)
                                                                            -------
                                                                            $ 1,028
                                                                            =======

4.  ACCOUNTING FOR DERIVATIVE INSTRUMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal year 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in either current earnings or accumulated other comprehensive loss, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

    Instron uses derivatives to hedge foreign currency cash flows. Since the Company is using foreign exchange derivative instruments to hedge foreign exchange exposures, the changes in the value of the derivatives are highly effective in offsetting changes in the fair value or cash flows of the hedged item. Any ineffective portion of the derivatives is recognized in current earnings, which represented an immaterial amount for the periods presented. The ineffective portion of the derivatives is primarily related to discounts or premiums on forward contracts.

    The Company uses foreign currency forward contracts to hedge the variability of cash flows related to a foreign currency denominated forecasted transaction. These derivatives are designated as cash flow hedges, and changes in their fair value are carried in accumulated other comprehensive loss until the underlying forecasted transaction occurs. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative designated as the hedge of the transaction is reclassified from accumulated other comprehensive loss to the income statement, in revenue and expense, as appropriate. In the event that the underlying forecasted transaction does not occur, the amount recorded in accumulated other comprehensive loss will be reclassified to the other (income)/expense section of the income statement in the then-current period. Instron's cash flow hedges generally mature within 18 months or less.

    The Company adopted SFAS 133 during the first quarter of 2001. As a result of this adoption, effective January 1, 2001, all derivatives designated as cash flow hedges are recognized on the balance sheet at fair value with the offsetting adjustment recorded in accumulated other comprehensive loss. Accordingly, the Company recorded an adjustment as of January 1, 2001 to the Statement of Comprehensive Loss to account for the cumulative effect of the accounting change. This adjustment resulted in a gain, net of tax of $0.5 million, totaling $0.7 million. The amount of the adjustment reclassified into earnings during the second quarter and first half of 2001 totaled $14,000, net of tax and $0.2 million, net of tax, respectively. The amount that will be classified from accumulated other comprehensive loss to earnings in the next twelve months is a gain of approximately $0.7 million, net of tax.

5.  EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares, plus the dilutive effect of common share equivalents outstanding using the "treasury stock method." For the three months and six months ended June 30, 2001, outstanding options and warrants totaling 752,000 and 306,540 shares, respectively, have been excluded from the diluted earnings per share computation as their inclusion would be antidilutive. For the three months and six months ended July 1, 2000, outstanding options and warrants totaling 459,050 and 306,540 shares, respectively, have been excluded from the diluted earnings per share computation as their inclusion would be antidilutive.

    The following is a reconciliation of the basic and diluted EPS calculations:

                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  ------------------------      ------------------------
                                                                    JUNE 30,       JULY 1,       JUNE 30,        JULY 1,
    (in thousands, except per share data)                             2001          2000           2001           2000
                                                                  ------------------------------------------------------
    Loss before cumulative effect of accounting change            $  (1,971)     $  (2,430)     $  (2,406)     $  (4,730)
    Cumulative effect of accounting change, net of tax                 --             --             --           (4,269)
                                                                  ---------      ---------      ---------      ---------
    Net Loss                                                      $  (1,971)     $  (2,430)     $  (2,406)     $  (8,999)
                                                                  =========      =========      =========      =========
    Weighted average shares
    Weighted average of common shares outstanding - basic             5,566          5,567          5,566          5,569
    Dilutive effect of stock options and warrants outstanding          --             --             --             --
                                                                  ---------      ---------      ---------      ---------
    Weighted average of common and dilutive shares - diluted      $   5,566      $   5,567      $   5,566      $   5,569
                                                                  =========      =========      =========      =========
    Loss per common share:
    Basic:
        Before cumulative effect on accounting change             $   (0.35)     $   (0.44)     $   (0.43)     $   (0.85)
        Cumulative effect on accounting change, net of tax             --             --             --            (0.77)
                                                                  ---------      ---------      ---------      ---------
        Net loss                                                  $   (0.35)     $   (0.44)     $   (0.43)     $   (1.62)
                                                                  =========      =========      =========      =========
    Diluted:
        Before cumulative effect on accounting change             $   (0.35)     $   (0.44)     $   (0.43)     $   (0.85)
        Cumulative effect on accounting change, net of tax             --             --             --            (0.77)
                                                                  ---------      ---------      ---------      ---------
        Net loss                                                  $   (0.35)     $   (0.44)     $   (0.43)     $   (1.62)
                                                                  =========      =========      =========      =========

6.  INVENTORIES

    (IN THOUSANDS)                             JUNE 30,     DECEMBER 31,
                                                 2001           2000
                                               --------     ------------

    Raw materials                              $11,817        $13,219
    Work-in-process                             14,024         13,326
    Finished goods                              19,558         27,069
                                               -------        -------
                                               $45,399        $53,614
                                               =======        =======

    Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is used for certain inventories in the United States and certain Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $8,416,000 and $6,599,000 at June 30, 2001 and December 31, 2000, respectively. The excess of current cost over stated LIFO value was $5,638,000 at June 30, 2001 and $5,460,000 at December 31, 2000.

7.  BORROWING ARRANGEMENTS

    Total debt for the periods:

             (IN THOUSANDS)                      JUNE 30,     DECEMBER 31,
                                                  2001           2000
                                               ---------      ---------
Short-term borrowings                          $   1,162      $   1,604
Long-term debt - revolver                         25,989         21,374
Senior debt - term loan                           24,613         26,613
13-1/4% senior subordinated notes due 2009        60,000         60,000
                                               ---------      ---------
Total debt                                       111,764        109,591
Less: current portion                             (5,662)        (5,604)
                                               ---------      ---------
Long-term debt                                 $ 106,102      $ 103,987
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

    The Senior Credit Facility requires that the Company meet and maintain certain financial ratios and tests, including a minimum consolidated net worth, consolidated adjusted EBITDA, consolidated capital expenditure, consolidated interest coverage ratio, consolidated fixed charge coverage ratio, maximum consolidated leverage ratio and senior leverage ratio. As of June 30, 2001, the Company was in compliance with the amended Senior Credit Facility covenants. The Company anticipates that the covenants will be amended during the third quarter of 2001 to reflect the adoption of recently issued accounting pronouncements.

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

8.  GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

    As part of the Recapitalization in 1999, Instron Corporation issued public debt securities which are fully and unconditionally guaranteed by certain of the Corporation's subsidiaries. Below is the condensed consolidating financial information for the guarantor subsidiaries, which includes Instron Corporation (parent company and issuer of the debt), and the non-guarantor subsidiaries as of June 30, 2001 and December 31, 2000 and for the three-months and six-months periods ended June 30, 2001 and July 1, 2000.

                               INSTRON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30, 2001
                                                                   ---------------------------------------------------------
In thousands                                                        GUARANTOR    NON-GUARANTOR    ELIMINATIONS        TOTAL
                                                                    ---------    -------------    ------------        -----
ASSETS
Current assets:
  Cash and cash equivalents                                        $     236       $   7,657       $    --         $   7,893
  Accounts receivable, net                                            17,338          26,300            --            43,638
  Intercompany accounts receivable, net                               (2,712)          2,672              40            --
  Unbilled revenues on contracts                                       1,821             656            --             2,477
  Inventories                                                         14,685          31,890          (1,176)         45,399
  Contracts in process                                                   550             634            --             1,184
  Income tax receivable                                                5,119             553          (3,630)          2,042
  Deferred income taxes                                                5,717           1,177             492           7,386
  Prepaid expenses and other current assets                            2,681           1,643            --             4,324
                                                                   ---------       ---------       ---------       ---------
     Total current assets                                             45,435          73,182          (4,274)        114,343

  Property, plant and equipment, net                                  10,405           8,654              (1)         19,058
  Goodwill                                                             8,561              63            --             8,624
  Deferred income taxes                                                3,378             140              30           3,548
  Other assets                                                         3,115             470             (14)          3,571
  Deferred financing costs, net                                        7,126            --              --             7,126
                                                                   ---------       ---------       ---------       ---------
     Total assets                                                  $  78,020       $  82,509       $  (4,259)      $ 156,270
                                                                   =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short term borrowings and current portion of long-term debt      $   5,662       $    --         $    --         $   5,662
  Accounts payable                                                     2,407           7,154               6           9,567
  Accrued liabilities                                                  8,087           8,877              32          16,996
  Accrued employee compensation and benefits                           2,361           1,742            --             4,103
  Deferred revenue                                                     6,846          10,949            --            17,795
  Excess of advance payments over accrued revenues                        19           5,832                           5,851
  Advance payments received on contracts                               1,040           8,620            --             9,660
                                                                   ---------       ---------       ---------       ---------
     Total current liabilities                                        26,422          43,174              38       $  69,634

  Long-term debt                                                      85,413          20,689            --           106,102
  Pension and other long-term liabilities                              9,945             261            --            10,206
                                                                   ---------       ---------       ---------       ---------
     Total liabilities                                               121,780          64,124              38         185,942
                                                                   ---------       ---------       ---------       ---------
Stockholders' equity (deficit):
  Intercompany  investments                                           (7,732)         10,858          (3,126)           --
  Minority interest                                                     --                74             (74)           --
  Common stock                                                             6            --              --                 6
  Additional paid in capital                                          50,432            --              --            50,432
  Retained earnings (accumulated deficit)                            (85,685)         16,038          (1,099)        (70,746)
  Accumulated other comprehensive loss                                  (781)         (8,585)              2          (9,364)
                                                                   ---------       ---------       ---------       ---------
     Total stockholders' equity (deficit)                            (43,760)         18,385          (4,297)        (29,672)
                                                                   ---------       ---------       ---------       ---------
     Total liabilities and stockholders' equity (deficit)          $  78,020       $  82,509       $  (4,259)      $ 156,270
                                                                   =========       =========       =========       =========

                               INSTRON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31, 2000

In thousands                                                       GUARANTOR      NON-GUARANTOR    ELIMINATIONS      TOTAL
                                                                   ---------      -------------    ------------      -----
ASSETS
Current assets:
  Cash and cash equivalents                                        $     138       $   7,870       $    --         $   8,008
  Accounts receivable, net                                            25,105          32,231            --            57,336
  Intercompany accounts receivable, net                               (3,062)          3,091             (29)           --
  Inventories                                                         21,981          32,313            (680)         53,614
  Income tax receivable                                                3,696           2,555          (3,630)          2,621
  Deferred income taxes                                                6,592              20             389           7,001
  Prepaid expenses and other current assets                              713           1,089            --             1,802
                                                                   ---------       ---------       ---------       ---------
     Total current assets                                             55,163          79,169          (3,950)        130,382

  Property, plant and equipment, net                                  11,344           9,095            --            20,439
  Goodwill                                                             9,276              96              14           9,386
  Deferred income taxes                                                3,784             594              30           4,408
  Other assets                                                         3,369             587             (46)          3,910
  Deferred financing costs, net                                        7,681            --              --             7,681
                                                                   ---------       ---------       ---------       ---------
     Total assets                                                  $  90,617       $  89,541       $  (3,952)      $ 176,206
                                                                   =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
  Short term borrowings and current portion of long-term debt      $   4,350       $   1,254       $    --         $   5,604
  Accounts payable                                                     4,572           8,118             (29)         12,661
  Accrued liabilities                                                  8,588          10,096              12          18,696
  Accrued employee compensation and benefits                           2,833           1,640            --             4,473
  Deferred revenue                                                    14,284          20,123            --            34,407
  Advance payments received on contracts                               1,803          11,630            --            13,433
                                                                   ---------       ---------       ---------       ---------
     Total current liabilities                                        36,430          52,861             (17)         89,274

  Long-term debt                                                      82,913          21,074            --           103,987
  Pension and other long-term liabilities                             11,846          (1,950)           --             9,896
                                                                   ---------       ---------       ---------       ---------
     Total liabilities                                               131,189          71,985             (17)        203,157
                                                                   ---------       ---------       ---------       ---------
Stockholders' equity (deficit):
  Intercompany  investments                                           (7,681)         10,808          (3,127)           --
  Minority interest                                                     --                78             (78)           --
  Common stock                                                             6            --              --                 6
  Additional paid in capital                                          50,432            --              --            50,432
  Retained earnings (accumulated deficit)                            (81,933)         14,343            (750)        (68,340)
  Accumulated other comprehensive loss                                (1,396)         (7,673)             20          (9,049)
                                                                   ---------       ---------       ---------       ---------
     Total stockholders' equity (deficit)                            (40,572)         17,556          (3,935)        (26,951)
                                                                   ---------       ---------       ---------       ---------
     Total liabilities and stockholders' equity (deficit)          $  90,617       $  89,541       $  (3,952)      $ 176,206
                                                                   =========       =========       =========       =========

                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands                                                           THREE MONTHS ENDED
                                                                         JUNE 30,  2001
                                                                  ---------------------------
                                                      GUARANTOR   NON-GUARANTOR   ELIMINATIONS       TOTAL
                                                      ---------   -------------   ------------       -----
Revenue:
     Sales                                            $ 22,478       $ 20,532       $   --         $ 43,010
     Service                                             4,919          2,864           --            7,783
     Intercompany                                        2,244          2,863         (5,107)          --
                                                      --------       --------       --------       --------
         Total revenue                                  29,641         26,259         (5,107)        50,793
                                                      --------       --------       --------       --------
Cost of revenue:
     Sales                                              14,657         15,485         (3,411)        26,731
     Service                                             3,515          2,130            (13)         5,632
                                                      --------       --------       --------       --------
         Total cost of revenue                          18,172         17,615         (3,424)        32,363
                                                      --------       --------       --------       --------
              Gross profit                              11,469          8,644         (1,683)        18,430
                                                      --------       --------       --------       --------
Operating expenses:
     Selling and administrative                          7,994          5,261             (9)        13,246
     Research and development                            1,937            175           --            2,112
     Restructuring costs                                   335            299           --              634
                                                      --------       --------       --------       --------
          Total operating expenses                      10,266          5,735             (9)        15,992
                                                      --------       --------       --------       --------
                Income (loss) from operations            1,203          2,909         (1,674)         2,438

Other (income) expenses:
     Intercompany (income) expense                         425          1,161         (1,586)          --
     Interest expense                                    2,933            667           --            3,600
     Interest income                                       (47)          (200)          --             (247)
     Foreign exchange (gains) losses                        33            100           --              133
                                                      --------       --------       --------       --------
     Total other (income) expense                        3,344          1,728         (1,586)         3,486
                                                      --------       --------       --------       --------
Income (loss) before income taxes                       (2,141)         1,181            (88)        (1,048)
Provision (benefit) for income taxes                       396            535             (8)           923
                                                      --------       --------       --------       --------
Net income (loss)                                     $ (2,537)      $    646       $    (80)      $ (1,971)
                                                      ========       ========       ========       ========

                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands                                                           THREE MONTHS ENDED
                                                                          JULY 1, 2000
                                                                  ----------------------------
                                                      GUARANTOR   NON-GUARANTOR   ELIMINATIONS       TOTAL
                                                      ---------   -------------   ------------       -----
Revenue:
     Sales                                            $ 27,148       $ 19,141        $   --        $ 46,289
     Service                                             5,035          3,015            --           8,050
     Intercompany                                        4,649          1,748         (6,397)          --
                                                      --------       --------        -------       --------
         Total revenue                                  36,832         23,904         (6,397)        54,339
                                                      --------       --------        -------       --------
Cost of revenue:
     Sales                                              19,694         15,408         (4,688)        30,414
     Service                                             3,781          1,989             26          5,796
                                                      --------       --------        -------       --------
         Total cost of revenue                          23,475         17,397         (4,662)        36,210
                                                      --------       --------        -------       --------
              Gross profit                              13,357          6,507         (1,735)        18,129
                                                      --------       --------        -------       --------
Operating expenses:
     Selling and administrative                          8,146          5,422           (235)        13,333
     Research and development                            1,842            474            226          2,542
     Restructuring costs                                   769            696            --           1,465
                                                      --------       --------        -------       --------
          Total operating expenses                      10,757          6,592             (9)        17,340
                                                      --------       --------        -------       --------
                Income (loss) from operations            2,600            (85)        (1,726)           789
Other (income) expenses:
     Intercompany (income) expense                         917            901         (1,818)          --
     Interest expense                                    3,168            659            --           3,827
     Interest income                                       (38)          (110)           --            (148)
     Foreign exchange (gains) losses                        65            (64)            17             18
                                                      --------       --------        -------       --------
     Total other (income) expense                        4,112          1,386         (1,801)         3,697
                                                      --------       --------        -------       --------
Loss before income taxes                                (1,512)        (1,471)            75         (2,908)
Provision (benefit) for income taxes                       158           (636)            --           (478)
                                                      --------       --------        -------       --------
Net income (loss)                                     $ (1,670)      $   (835)       $    75       $ (2,430)
                                                      ========       ========        =======       ========

                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands                                                                 SIX MONTHS ENDED
                                                                              JUNE 30, 2001
                                                                       -----------------------------
                                                           GUARANTOR   NON-GUARANTOR    ELIMINATIONS       TOTAL
                                                           ---------   -------------    ------------       -----
Revenue:
     Sales                                                 $ 45,989       $ 34,428       $   --         $ 80,417
     Service                                                  9,941          5,506           --           15,447
     Intercompany                                             4,872          9,395        (14,267)          --
                                                           --------       --------       --------       --------
         Total revenue                                       60,802         49,329        (14,267)        95,864
Cost of revenue:
     Sales                                                   31,214         27,618        (10,436)        48,396
     Service                                                  7,017          4,112            (31)        11,098
                                                           --------       --------       --------       --------
         Total cost of revenue                               38,231         31,730        (10,467)        59,494
                                                           --------       --------       --------       --------
              Gross profit                                   22,571         17,599         (3,800)        36,370
                                                           --------       --------       --------       --------
Operating expenses:
     Selling and administrative                              16,078         10,204            (19)        26,263
     Research and development                                 3,494            719           --            4,213
     Restructuring costs                                        335            299           --              634
                                                           --------       --------       --------       --------
          Total operating expenses                           19,907         11,222            (19)        31,110
                                                           --------       --------       --------       --------
                Income (loss) from operations                 2,664          6,377         (3,781)         5,260
Other (income) expenses:
     Intercompany (income) expense                              719          2,602         (3,321)          --
     Interest expense                                         5,903          1,342           --            7,245
     Interest income                                            (79)          (426)          --             (505)
     Foreign exchange (gains) losses                            (40)           307           --              267
                                                           --------       --------       --------       --------
     Total other (income) expense                             6,503          3,825         (3,321)         7,007
                                                           --------       --------       --------       --------
Income (loss) before income taxes                            (3,839)         2,552           (460)        (1,747)
Provision (benefit) for income taxes                            (87)           857           (111)           659
                                                           --------       --------       --------       --------
Net income (loss)                                          $ (3,752)      $  1,695       $   (349)      $ (2,406)
                                                           ========       ========       ========       ========


                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands                                                                 SIX MONTHS ENDED
                                                                                JULY 1, 2000
                                                                       -----------------------------
                                                           GUARANTOR   NON-GUARANTOR    ELIMINATIONS       TOTAL
                                                           ---------   -------------    ------------       -----
Revenue:
     Sales                                                 $ 46,354       $ 37,369       $     --       $ 83,723
     Service                                                  9,884          5,728             --         15,612
     Intercompany                                             7,722          3,721         (11,443)         --
                                                           --------       --------       ---------      --------
         Total revenue                                       63,960         46,818         (11,443)       99,335
                                                           --------       --------       ---------      --------
Cost of revenue:
     Sales                                                   33,670         29,212          (8,737)       54,145
     Service                                                  7,510          3,964             (29)       11,445
                                                           --------       --------       ---------      --------
         Total cost of revenue                               41,180         33,176          (8,766)       65,590
                                                           --------       --------       ---------      --------
              Gross profit                                   22,780         13,642          (2,677)       33,745
                                                           --------       --------       ---------      --------
Operating expenses:
     Selling and administrative                              16,119         10,517             (18)       26,618
     Research and development                                 4,116            837             --          4,953
     Restructuring costs                                        928            841             --          1,769
                                                           --------       --------       ---------      --------
          Total operating expenses                           21,163         12,195             (18)       33,340
                                                           --------       --------       ---------      --------
                Income (loss) from operations                 1,617          1,447          (2,659)          405
Other (income) expenses:
     Intercompany (income) expense                              929          1,895          (2,824)          --
     Interest expense                                         6,233          1,268             --          7,501
     Interest income                                            (93)          (214)            --           (307)
     Foreign exchange (gains) losses                              6             44               2            52
                                                           --------       --------       ---------      --------
     Total other (income) expense                             7,075          2,993          (2,822)        7,246
                                                           --------       --------       ---------      --------
Loss before income taxes                                     (5,458)        (1,546)            163        (6,841)
Provision (benefit) for income taxes                         (1,292)          (819)            --         (2,111)
                                                           --------       --------       ---------      --------
Loss before cumulative effect of accounting change           (4,166)          (727)            163        (4,730)
Cumulative effect of accounting change, net of tax            1,555         (5,824)            --         (4,269)
                                                           --------       --------       ---------      --------
Net income (loss)                                          $ (2,611)      $ (6,551)      $     163      $ (8,999)
                                                           ========       ========       =========      ========

                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              SIX MONTHS ENDED
In thousands                                                                                   JUNE 30, 2001
                                                                           -------------------------------------------------
                                                                           GUARANTOR   NON-GUARANTOR  ELIMINATIONS     TOTAL
                                                                           ---------   -------------  ------------     -----
Cash flows from operating activities:
  Net income (loss)                                                        $(3,752)   $  1,695        $ (349)        $ (2,406)
  Adjustments to reconcile net income (loss) to net cash provided by
(used in operating activities:
     Depreciation and amortization                                           3,728         751            --            4,479
     Provision for losses on accounts receivable                               263          99            --              362
     Deferred taxes                                                           (293)        792          (103)             396
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                              5,308       6,696            --           12,004
     (Increase) decrease in unbilled revenue                                (1,821)       (656)           --           (2,477)
     (Increase) decrease in inventories                                        969       5,711           496            7,176
     (Increase) decrease in contract in progress                              (550)       (634)           --           (1,184)
     (Increase) decrease in income tax receivable                              705        (182)           --              523
     (Increase) decrease in prepaid expenses and other current assets       (1,974)       (592)           --           (2,566)
     Increase (decrease) in accounts payable, accrued expenses and
     advance payments                                                       (8,255)      5,937            23           (2,295)
     Increase (decrease) in deferred revenue                                 4,781     (20,835)           --          (16,054)
     Other, net                                                               (406)      1,130           (67)             657
                                                                           -------    --------         -----         --------
         Net cash provided by (used in) operating activities                (1,297)        (88)           --           (1,385)
                                                                           -------    --------         -----         --------
Cash flows from investing activities:
  Proceeds from the sale of property, plant and equipment                        8          24            --               32
  Capital expenditures                                                        (422)       (806)           --           (1,228)
  Capitalized software costs                                                  (780)         --            --             (780)
  Other, net                                                                    24          56            --               80
                                                                           -------    --------         -----         --------
           Net cash provided by (used in) investing activities              (1,170)       (726)           --           (1,896)
                                                                           -------    --------         -----         --------
Cash flows from financing activities:
  Net borrowings (payments) under short-term lines of credit                  (425)         --            --             (425)
  Net borrowings (payments) under revolving line of credit                   5,000         714            --            5,714
  Payments under Senior Term Loan                                           (2,000)         --            --           (2,000)
                                                                           -------    --------         -----         --------
        Net cash provided by (used in) financing activities                  2,575         714            --            3,289
                                                                           -------    --------         -----         --------
Effect of exchange rate changes on cash                                        (10)       (113)           --             (123)
                                                                           -------    --------         -----         --------
Net decrease in cash and cash equivalents                                       98        (213)           --             (115)
Cash and cash equivalents at beginning of year                                 138       7,870            --            8,008
                                                                           -------    --------         -----         --------
Cash and cash equivalents at end of period                                 $   236    $  7,657         $  --         $  7,893
                                                                           =======    ========         =====         ========

                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                                                                   SIX MONTHS ENDED
                                                                                                 JULY 1, 2000
                                                                            -----------------------------------------------------
                                                                            GUARANTOR   NON-GUARANTOR   ELIMINATIONS       TOTAL
                                                                            ---------   -------------   ------------      -------
Cash flows from operating activities:
  Net income (loss)                                                           $(2,611)    $(6,551)             $163      $ (8,999)
  Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
     Depreciation and amortization                                              3,812         857                --         4,669
     Provision for losses on accounts receivable                                   49          92                --           141
     Deferred taxes                                                            (1,853)     (1,523)              754        (2,622)
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                 6,443       1,911                --         8,354
     (Increase) decrease in inventories                                        (2,944)    (17,045)             (535)      (20,524)
     (Increase) decrease in contracts in progress
     (Increase) decrease in income tax receivable                                 (89)     (1,936)              (81)       (2,106)
     (Increase) decrease in prepaid expenses and other current assets             506          (3)               --           503
     Increase (decrease) in accounts payable, accrued expenses and
       advance payments                                                           815      (5,135)             (291)       (4,611)
     Increase (decrease) in deferred revenue                                    1,122      27,421                --        28,543
     Other, net                                                                 1,230       (539)               (10)          681
                                                                              -------    --------             -----      --------
Net cash provided by (used in) operating activities                             6,480      (2,451)               --         4,029
                                                                              -------    --------             -----      --------
Cash flows from investing activities:
  Capital expenditures                                                         (1,142)       (527)               --        (1,669)
  Capitalized software costs                                                     (204)       (136)               --          (340)
  Other, net                                                                      138           2                --           140
                                                                              -------    --------             -----      --------
      Net cash used in investing activities                                    (1,208)       (661)               --        (1,869)
                                                                              -------    --------             -----      --------
Cash flows from financing activities:
  Net borrowings (payments) under short-term lines of credit                   21,741     (23,189)               --        (1,448)
  Net borrowings (payments) under revolving line of credit                    (25,903)     19,512                --        (6,391)
  Payments under Senior Term Loan                                              (1,500)         --                --        (1,500)
                                                                              -------    --------             -----      --------
      Net cash used in financing activities                                    (5,662)     (3,677)               --        (9,339)
                                                                              -------    --------             -----      --------
Effect of exchange rate changes on cash                                            44        (207)               --          (163)
                                                                              -------    --------             -----      --------
Net decrease in cash and cash equivalents                                        (346)     (6,996)               --        (7,342)
Cash and cash equivalents at beginning of year                                    877      10,101                --        10,978
                                                                              -------    --------             -----      --------
Cash and cash equivalents at end of period                                    $   531    $  3,105             $  --      $  3,636
                                                                              =======    ========             =====      ========

9.     NEW ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, eliminating the pooling-of-interests method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization, which is replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required on January 1, 2002. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2

                               INSTRON CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 VS. QUARTER ENDED JULY 1, 2000

The Company has two operating units: Instron Materials Testing Business ("IMT") and Instron Structural Testing Business ("Structures") ("IST"). IMT manufactures and markets material testing instruments, software and accessories. Material testing instruments include static (electromechanical), dynamic (servohydraulic), hardness and impact testing systems. IST manufactures and markets systems for simulating real-life testing of components and products.

Revenues for the second quarter of 2001 were $50.8 million, $3.5 million lower than the same period last year. The decrease in revenues was primarily due to a decline in sales volume in IST and North America IMT sales, partially offset by an increase in European and Japanese IMT sales. Foreign sales accounted for approximately 61.9% of consolidated second quarter revenues compared with 56.6% for the second quarter of 2000.

The consolidated gross margin, as a percentage of revenue, improved to 36.3% for the second quarter of 2001 compared to 33.4% for the second quarter of 2000. The increase was due to improved margins in the Structures business, partially offset by the decline in gross margin in the IMT business.

Selling and administrative expenses for the second quarter of 2001 were $13.2 million, or 26.1% of revenues, compared to $13.3 million, or 24.5% of revenues, in the second quarter of last year, an increase of 1.6% on a percentage of sales basis. The increase of 1.6% is primarily due to the decrease in revenues in the second quarter of 2001, compared to the same period last year.

Research and development expenses were $2.1 million, or 4.2% of revenues in the second quarter of 2001, compared to $2.5 million, or 4.7% of revenues in the second quarter of last year. This decrease is primarily due to capitalizing $0.4 million of software development costs during the second quarter of 2001, compared with $0.1 million in the second quarter of last year.

During the second quarter of 2001, the Company had a workforce reduction of 22 people, of which 13 were in the U.S. and 9 were in the U.K. Severance costs associated with the workforce reductions were $0.6 million. The personnel reductions were primarily in engineering, manufacturing and sales and the Company anticipates cost savings from the reduction of approximately $1.7 million annually. As of June 30, 2001, the liability remaining related to the workforce reductions was approximately $0.3 million. Remaining severance costs are expected to be paid in the third quarter of 2001.

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

Net interest expense decreased to $3.4 million compared to $3.7 million in the second quarter of 2000. This decrease in 2001 is due to reduced borrowings and lower interest rates.

Loss before taxes for the second quarter of 2001 was $1.0 million, compared to loss before taxes of $2.9 million for the same period last year. This improvement in profitability is due to increased margins on the Structures business and lower operating expenses.

The tax expense of $0.9 million or (88.1%) of the pre-tax loss, for the second quarter 2001 reflects a valuation allowance placed on tax losses in certain jurisdictions and foreign tax credits generated in the United States, as the realization of these tax losses and credits cannot be assured.

Net loss for the second quarter of 2001 was $2.0 million, or $0.35 per diluted share, compared to net loss of $2.4 million, or $0.44 per diluted share for the second quarter of last year.

SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JULY 1, 2000

Revenues for the first half of 2001 were $95.9 million, compared to $99.3 million for the first half of 2000, a decrease of 3.5%. Foreign sales were 59.2% of total revenues for the first half of 2001 compared to 57.2% for the first half of 2000.

Gross margin as a percentage of revenues was 37.9% for the first half of 2001 compared to 34.0% for the first half of 2000 due to the improved margins in the Structures business.

Selling and administrative expenses were $26.3 million, or 27.4% of revenues, for the first half of 2001, compared to $26.6 million, or 26.8% of revenues, for the first half of 2000, a decrease of 1.3%. The lower expenses are primarily the result of lower expenses in the Structures business as a result of last year's restructuring.

Research and development expenses were $4.2 million, or 4.4% of revenues, for the first half of 2001, compared to $5.0 million, or 5.0% of revenues, for the first half of 2000. Software development costs of $0.8 million were capitalized during the first half of 2001, compared to $0.3 million during the first half of 2000. If software development costs were reported as period expense, research and development expenses would have declined $0.3 million, or 5.6%, from 2000. The higher 2000 expense levels reflect the investment made in certain key product development programs.

During the second quarter of 2001, the Company had a workforce reduction of 22 people, of which 13 were in the U.S. and 9 were in the U.K. Severance costs associated with the workforce reductions were $0.6 million. The personnel reductions were primarily in engineering, manufacturing and sales and the Company anticipates cost savings from the reduction of approximately $1.7 million annually. As of June 30, 2001, the liability remaining related to the workforce reduction was approximately $0.3 million. Remaining severance costs are expected to be paid in the third quarter of 2001.

During the first half of 2000, the Company completed a workforce reduction of 84 people, of which 24 were in the U.S. and 60 were overseas. The personnel reductions were primarily in engineering, manufacturing and administration. Total severance costs in the first half of 2000 related to these workforce reductions were $1.8 million.

Net interest expense of $6.7 million for the first half of 2001, compared to $7.2 million for the first half of 2000. This decrease in the first half of 2001, compared to the same period last year is due to reduced borrowings and lower interest rates.

The tax expense of $0.7 million, or (37.7%) of the pre-tax losses, for the first half of 2001, reflects a valuation allowance placed on tax losses in certain jurisdictions and foreign tax credits generated in the United States, as the realization of these tax losses and credits can not be assured. Each quarter, the Company estimates its annual effective tax rate and adjusts the provision or benefit.

Net loss before cumulative effect of accounting change was $2.4 million or $0.43 per diluted share of common stock for the first half of 2001 compared to $4.7 million, or $0.85 per diluted share of common stock for the first half of 2000.

Net loss after cumulative effect of accounting change for SAB 101 was $2.4 million, or $0.43 per diluted share for the first half of 2001, compared to $9.0 million, or $1.62 per diluted share for the same period last year.

FINANCIAL CONDITION

During the first half of 2001, the Company used $1.4 million of cash from operating activities compared to generating $4.0 million of cash for the same period in the prior year. The cash used by operating activities of $1.4 million during the first half of 2001, was mostly due to paying down accrued liabilities of $2.3 million. The large decrease in the June 30, 2001 inventory and deferred revenue balance compared to the December 31, 2000 inventory and deferred revenue balances was primarily the result of the SAB 101 adjustment at December 31, 2000. This adjustment had no impact on cash. The decline in accounts receivable by $12.0 million was primarily due to lower revenues in the second quarter of 2001, as compared to the preceding three months ended December 31, 2000 and the timing of cash collections. The Company used $1.9 million of cash for investing activities during the first half of 2001, compared to $1.9 million of cash used during the same period in the prior year, primarily to fund capital expenditures and software development costs. The Company increased net borrowings by $3.3 million compared to paying down debt by $9.3 million during the same period last year.

Capital expenditures during the first half of 2001 were $1.2 million, compared to $1.7 million in the first half of 2000. The lower level of capital expenditures reflects the timing of the 2001 capital requirements. The Company plans to make capital expenditures of approximately $2.8 million during the current fiscal year. In addition, the Company plans to continue to develop and enhance its software products and pursue its strategy of acquisitions.

At June 30, 2001, the Company had borrowings of $27.2 million, and additional borrowing availability of $14.5 million, under its $50.0 million multi-currency revolving credit facility, compared to $23.0 million in borrowings at December 31, 2000. The Company had $24.6 million outstanding under its term loan at June 30, 2001, compared to $26.6 million outstanding at December 31, 2000. At June 30, 2001, the Company also had $60.0 million of 13 1/4% Senior Subordinated Notes Due 2009 outstanding.

The Senior Credit Facility requires that the Company meet and maintain certain financial ratios and tests, including a minimum consolidated net worth, consolidated adjusted EBITDA, consolidated capital expenditure, consolidated interest coverage ratio, consolidated fixed charge coverage ratio, maximum consolidated leverage ratio and senior leverage ratio. During the third quarter of 2000, the Company renegotiated and obtained more lenient debt covenants for the Senior Credit Facility. The Company has been in compliance with the amended Senior Credit Facility since the third quarter of 2000. The Company anticipates that the covenants will be amended during the third quarter of 2001 to reflect the impact of the recently issued accounting pronouncements. The Company is confident that it will be able to meet these covenants for the remainder of 2001. At April 1 and July 1, 2000, the Company was not in compliance with three of the original Senior Credit Facility covenants. The Company requested and was granted waivers of covenants.


The Company believes its present capital resources and anticipated operating cash flows are sufficient to finance its planned operations and investing activities for the next eighteen months. If the Company were to consider a significant acquisition, it would have to seek alternative sources of equity funds and or additional debt.

Bookings for the second quarter of 2001 were $44.0 million, a decrease of 15.7% over the same period last year. The decrease in bookings was primarily in North America and Europe for the material testing business. Bookings for the first half of 2001 were $81.5 million, a decrease of 16.6% over the same period last year.

The Company's order backlog was $91.5 million at the end of the first half of 2001, compared to $100.6 million at the end of the first half of 2000 and $111.4 million at December 31, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133 during the first quarter of 2001. As a result of this adoption, effective January 1, 2001, all derivatives designated as cash flow hedges are recognized on the balance sheet at fair value with the offsetting adjustment recorded in accumulated other comprehensive loss. Accordingly, the Company recorded an adjustment as of January 1, 2001 to the Statement of Comprehensive Loss to account for the cumulative effect of the accounting change. This adjustment resulted in a gain, net of tax of $0.5 million, totaling $0.7 million. The amount of the adjustment reclassified into earnings during the second quarter and first half of 2001 totaled $14,000, net of tax and $0.2 million, net of tax, respectively. The amount that will be classified from accumulated other comprehensive loss to earnings in the next twelve months is a gain of approximately $0.7 million, net of tax.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, eliminating the pooling-of-interests method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization, which is replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required on January 1, 2002. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

The Company is exposed to market risk related to changes in foreign currency exchange rates. The Company enters into foreign exchange contracts to manage and reduce the impact of changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The exposures are associated with certain accounts receivable and accounts payable denominated in local currencies and certain foreign revenue and expense transactions. There has been no material changes related to the quantitative or qualitative aspects of market risk since December 31, 2000.

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


                                           INSTRON CORPORATION

Date: August 14, 2001                      By /s/ James M. McConnell
                                           -----------------------------------
                                           James M. McConnell
                                           President and Chief Executive Officer

Date: August 14, 2001                      By /s/ Linton A. Moulding
                                           -----------------------------------
                                           Linton A. Moulding
                                           Chief Financial Officer