Form 10-Q
period 2001-09-29
INSTRON CORP
filed 2001-11-13
CIK 50716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
NOVEMBER 8, 2001

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 29, 2001, the Registrant had 5,566,120 shares outstanding of common stock, significantly all of which was held by affiliates of the Registrant.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I

                               INSTRON CORPORATION
                          Consolidated Balance Sheets
                                   Unaudited
                 (In thousands, except share and per share data)

                                                                     SEPTEMBER 29,    DECEMBER 31,
                                                                         2001             2000
                                                                         ----             ----
ASSETS
Current assets:

      Cash and cash equivalents                                         $   8,670        $   8,008
      Accounts receivable (net of allowance for doubtful accounts
      of $966 in 2001 and $1,014 in 2000)                                  44,281           57,336
      Unbilled revenues on contracts                                        1,841               --
      Inventories                                                          41,773           53,614
      Contracts in process                                                  1,766               --
      Income tax receivable                                                 1,307            2,621
      Deferred income taxes                                                 6,817            7,001
      Prepaid expenses and other current assets                             3,335            1,802
                                                                        ---------        ---------
      Total current assets                                                109,790          130,382

      Property, plant and equipment, net                                   18,934           20,439
      Goodwill                                                              8,270            9,386
      Deferred income taxes                                                 3,474            4,408
      Other assets                                                          3,604            3,910
      Deferred financing costs, net                                         6,848            7,681
                                                                        ---------        ---------
      Total assets                                                      $ 150,920        $ 176,206
                                                                        =========        =========

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
      Short term borrowings and current portion of long-term debt       $   6,035        $   5,604
      Accounts payable                                                      9,566           12,661
      Accrued liabilities                                                  15,122           18,696
      Accrued employee compensation and benefits                            5,022            4,473
      Deferred revenue                                                     24,171           34,407
      Excess of advance payments over accrued revenue                       5,124               --
      Advance payments received on contracts                                4,012           13,433
                                                                        ---------        ---------
      Total current liabilities                                            69,052           89,274

      Long-term debt                                                      103,069          103,987
      Pension and other long-term liabilities                              10,394            9,896
                                                                        ---------        ---------
          Total liabilities                                               182,515          203,157
                                                                        ---------        ---------
 Commitments and contingencies
 Stockholders' deficit:
      Recapitalized common stock, $0.001 par value; 10,000,000
      shares authorized; 5,566,120 shares issued                                6                6
      Additional paid in capital                                           50,432           50,432
      Accumulated deficit                                                 (73,252)         (68,340)
      Accumulated other comprehensive loss                                 (8,781)          (9,049)
                                                                        ---------        ---------
          Total stockholders' deficit                                     (31,595)         (26,951)
                                                                        ---------        ---------
          Total liabilities and stockholders' deficit                   $ 150,920        $ 176,206
                                                                        =========        =========

           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I

                               INSTRON CORPORATION

                      Consolidated Statements of Operations
                                   (Unaudited)
                 (In thousands, except share and per share data)


                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          -------------------------------       -------------------------
                                                          SEPTEMBER 29,      SEPTEMBER 30,     SEPTEMBER 29,       SEPTEMBER 30,
                                                              2001               2000               2001               2000
                                                              ----               ----               ----               ----
Revenue:
       Sales                                               $    37,838        $    38,112        $   118,255        $   121,835
       Service                                                   7,450              7,436             22,897             23,048
                                                           -----------        -----------        -----------        -----------
           Total revenue                                        45,288             45,548            141,152            144,883
  Cost of revenue:
       Sales                                                    23,370             22,060             71,766             76,205
       Service                                                   5,638              5,611             16,736             17,056
                                                           -----------        -----------        -----------        -----------
           Total cost of revenue                                29,008             27,671             88,502             93,261
                                                           -----------        -----------        -----------        -----------
                Gross profit                                    16,280             17,877             52,650             51,622
  Operating expenses:
       Selling and administrative                               12,657             13,138             38,920             39,756
       Research and development                                  2,069              1,981              6,282              6,934
       Restructuring costs                                          --                 --                634              1,769
                                                           -----------        -----------        -----------        -----------
            Total operating expenses                            14,726             15,119             45,836             48,459
                                                           -----------        -----------        -----------        -----------
            Income from operations                               1,554              2,758              6,814              3,163

  Other (income) expenses:
       Interest expense                                          3,726              3,778             10,971             11,279
       Interest income                                            (213)              (221)              (718)              (528)
       Foreign exchange losses                                      24                133                291                185
                                                           -----------        -----------        -----------        -----------
           Total other (income) expense                          3,537              3,690             10,544             10,936
                                                           -----------        -----------        -----------        -----------
  Loss before income taxes                                      (1,983)              (932)            (3,730)            (7,773)
  Provision (benefit) for income taxes                             523                509              1,182             (1,602)
                                                           -----------        -----------        -----------        -----------
  Loss before cumulative effect of accounting change            (2,506)            (1,441)            (4,912)            (6,171)
  Cumulative effect of accounting change, net of
  tax of $3.5 million                                               --                 --                 --             (4,269)
                                                           -----------        -----------        -----------        -----------
  Net loss                                                 $    (2,506)       $    (1,441)       $    (4,912)       $   (10,440)
                                                           ===========        ===========        ===========        ===========
  Loss per common share
  Basic:
       Before cumulative effect on accounting change       $     (0.45)       $     (0.26)       $     (0.88)       $     (1.11)
       Cumulative effect on accounting change, net
       of tax                                                       --                 --                 --              (0.77)
                                                           -----------        -----------        -----------        -----------

       Net loss                                            $     (0.45)       $     (0.26)       $     (0.88)       $     (1.88)
                                                           ===========        ===========        ===========        ===========
  Diluted:
       Before cumulative effect on accounting change       $     (0.45)       $     (0.26)       $     (0.88)       $     (1.11)
       Cumulative effect on accounting change, net
       of tax                                                       --                 --                 --              (0.77)
                                                           -----------        -----------        -----------        -----------

       Net loss                                            $     (0.45)       $     (0.26)       $     (0.88)       $     (1.88)
                                                           ===========        ===========        ===========        ===========
       Shares used in computing loss per common share:
       Basic                                                 5,566,120          5,567,040          5,566,120          5,569,340
       Diluted                                               5,566,120          5,567,040          5,566,120          5,569,340

           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I


                               INSTRON CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                               NINE MONTHS ENDED
                                                                                               -----------------
                                                                                          SEPTEMBER 29,   SEPTEMBER 30,
                                                                                              2001            2000
                                                                                              ----            ----
Cash flows from operating activities:
     Net loss                                                                                 $ (4,912)       $(10,440)
     Adjustments to reconcile net loss to net cash provided by operating activities
         Depreciation and amortization                                                           6,663           6,933
         Provision for losses on accounts receivable                                               370             187
         Deferred taxes                                                                          1,075          (1,728)
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                             12,163          10,743
         (Increase) decrease in unbilled revenue                                                (1,841)             --
         (Increase) decrease in inventories                                                     11,388         (19,962)
         (Increase) decrease in contracts in progress                                           (1,766)             --
         (Increase) decrease in income tax receivable                                            1,305          (2,501)
         (Increase) decrease in prepaid expenses and other current assets                       (1,548)            644
         Increase (decrease) in accounts payable, accrued expenses and advance payments        (10,168)         (4,847)
         Increase (decrease) in deferred revenue                                                (9,864)         24,644
         Other, net                                                                                787             588
                                                                                              --------        --------
              Net cash provided by operating activities                                          3,652           4,261
                                                                                              --------        --------
Cash flows from investing activities:
     Proceeds from the sale of property, plant and equipment                                        57              --
     Capital expenditures                                                                       (1,797)         (2,285)
     Capitalized software costs                                                                 (1,215)           (737)
     Other, net                                                                                     55             245
                                                                                              --------        --------
              Net cash used in investing activities                                             (2,900)         (2,777)
                                                                                              --------        --------
Cash flows from financing activities:
     Net borrowings (payments)  under short-term lines of credit                                  (305)         (1,498)
     Net borrowings (payments)  under revolving line of credit                                   3,178          (3,757)
     Payments under Senior Term Loan                                                            (3,000)         (2,250)
                                                                                              --------        --------
              Net cash used in financing activities                                               (127)         (7,505)
                                                                                              --------        --------
Effect of exchange rate changes on cash                                                             37            (226)
                                                                                              --------        --------
Net increase (decrease)  in cash and cash equivalents                                              662          (6,247)
Cash and cash equivalents at beginning of year                                                   8,008          10,978
                                                                                              --------        --------
Cash and cash equivalents at end of period                                                    $  8,670        $  4,731
                                                                                              ========        ========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                                                             $ 10,406        $ 11,469
         Income taxes                                                                               52             396


           See accompanying Notes to Consolidated Financial Statements

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM I

                               INSTRON CORPORATION
                  Consolidated Statements of Comprehensive Loss
                                   (Unaudited)
                                 (In thousands)

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        ------------------              -----------------
                                                                   SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,    SEPTEMBER 30,
                                                                       2001            2000            2001            2000
                                                                       ----            ----            ----            ----
Net loss                                                             $ (2,506)       $ (1,441)       $ (4,912)       $(10,440)
Other comprehensive loss:
  Cumulative effect of accounting change, net of  tax of $453                                             745
  Changes in unrealized gain/(loss) on derivative instruments,
   net of tax of ($75, $0, $52, $0)                                      (199)             --            (137)             --
  Foreign currency translation adjustments                                782            (883)           (340)         (2,064)
                                                                     --------        --------        --------        --------
       Comprehensive loss                                            $ (1,923)       $ (2,324)       $ (4,644)       $(12,504)
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

     In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

     The SAB 101 restatement has been applied retroactively to transactions that occurred prior to 2000. The cumulative effect adjustment of the change in accounting on prior years through December 31, 1999 was a reduction to income of $4.3 million (after credit for income taxes of $3.5 million), or $0.77 cents per diluted share, recorded in the first quarter of 2000. The effect of adopting SAB 101 increased third quarter of 2000 revenues by $3.1 million and increased the net loss by $0.1 million or $0.02 per diluted share. The effect of adopting SAB 101 increased nine months ended of 2000 revenues by $11.8 million and decreased the net loss by $0.2 million or $0.03 per diluted share.

     In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF 00-10. This consensus requires that all shipping and handling amounts billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue. Adoption of the consensus reached on EITF 00-10 was required no later than the required implementation date for SAB 101. The Company adopted EITF 00-10 in the year ended December 31, 2000 and a retroactive reclassification was recorded on the historical statement of operations for all quarters in 2000, 1999 and 1998. The third quarter of 2000 reclassification resulted in an increase in revenues and cost of sales of $317,000. The first nine months of 2000 reclassification resulted in an increase in revenues and cost of sales of $979,000.

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

     Accordingly, commencing January 1, 2001, for certain long-term contracts revenue is recognized using the percentage-of-completion method based upon an efforts-expanded approach, whereby revenue and profit are recognized throughout the performance and production period of the contract. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. Long-term contracts that are not eligible for percentage-of-completion accounting continue to be recognized using the completed contract method. In the third quarter of 2001, revenue and gross profit recognized under percentage-of-completion accounting method were approximately $3.7 million and $1.5 million, respectively. In the first nine months of 2001, revenue and gross profit recognized under percentage of completion accounting method were approximately $9.0 million and $3.3 million, respectively.

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

     Revenue recognized to date in excess of costs and estimated earnings on uncompleted contracts is recorded in accrued liabilities on the balance sheet.

     Contracts in progress consisted of the following at September 29, 2001:

Costs incurred on uncompleted contracts                          $ 5,819
Estimated earnings to date on uncompleted contracts                1,339
                                                                 -------
                                                                   7,158
Less:  revenue recognized to date on uncompleted contracts        (5,452)
                                                                 -------
                                                                 $ 1,706
                                                                 =======

Contracts in progress (presented on the balance sheet)           $ 1,766

Revenue recognized to date in excess of costs
and estimated earnings on uncompleted contracts                      (60)
                                                                 -------
                                                                 $ 1,706
                                                                 =======

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

     The Company adopted SFAS 133 during the first quarter of 2001. As a result of this adoption, effective January 1, 2001, all derivatives designated as cash flow hedges are recognized on the balance sheet at fair value with the offsetting adjustment recorded in accumulated other comprehensive loss. Accordingly, the Company recorded an adjustment as of January 1, 2001 to the Statement of Comprehensive Loss to account for the cumulative effect of the accounting change. This adjustment resulted in a gain, net of tax of $0.5 million, totaling $0.7 million. The amount reclassified into earnings during the three months and nine months ended September 29, 2001 totaled $0.4 million, net of tax and $0.6 million, net of tax, respectively. The amount that will be reclassified from accumulated other comprehensive loss to earnings in the next twelve months is a gain of approximately $0.6 million, net of tax.

5.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares, plus the dilutive effect of common share equivalents outstanding using the "treasury stock method." For the three months and nine months ended September 29, 2001, outstanding options and warrants totaling 668,260 and 306,540 shares, respectively, have been excluded from the diluted earnings per share computation as their inclusion would be antidilutive. For the three months and nine months ended September 30, 2000, outstanding options and warrants totaling 742,700 and 306,540 shares, respectively, have been excluded from the diluted earnings per share computation as their inclusion would be antidilutive.

     The following is a reconciliation of the basic and diluted EPS calculations:

                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     ------------------                  -----------------
                                                              SEPTEMBER 29,     SEPTEMBER 30,    SEPTEMBER 29,      SEPTEMBER 30,
 (IN THOUSANDS, EXCEPT PER SHARE DATA)                             2001              2000              2001              2000
                                                                   ----              ----              ----              ----
Loss before cumulative effect of accounting change              $   (2,506)       $   (1,441)       $   (4,912)       $   (6,171)
Cumulative effect of accounting change, net of tax                      --                --                --            (4,269)
                                                                ----------        ----------        ----------        ----------
Net loss                                                        $   (2,506)       $   (1,441)       $   (4,912)       $  (10,440)
                                                                ==========        ==========        ==========        ==========
Weighted average shares
Weighted average of common shares outstanding - basic                5,566             5,567             5,566             5,569
Dilutive effect of stock options and warrants outstanding               --                --                --                --
                                                                ----------        ----------        ----------        ----------
Weighted average of common and dilutive shares - diluted             5,566             5,567             5,566             5,569
                                                                ==========        ==========        ==========        ==========
Loss per common share:
Basic:
    Before cumulative effect on accounting change               $    (0.45)       $    (0.26)       $    (0.88)       $    (1.11)
    Cumulative effect on accounting change, net of tax                  --                --                --             (0.77)
                                                                ----------        ----------        ----------        ----------
    Net loss                                                    $    (0.45)       $    (0.26)       $    (0.88)       $    (1.88)
                                                                ==========        ==========        ==========        ==========
Diluted:
    Before cumulative effect on accounting change               $    (0.45)       $    (0.26)       $    (0.88)       $    (1.11)
    Cumulative effect on accounting change, net of tax                  --                --                --             (0.77)
                                                                ----------        ----------        ----------        ----------
    Net loss                                                    $    (0.45)       $    (0.26)       $    (0.88)       $    (1.88)
                                                                ==========        ==========        ==========        ==========

6.   INVENTORIES

(IN Thousands)                                                SEPTEMBER 29,     DECEMBER 31,
                                                                   2001              2000
                                                                   ----              ----
Raw materials                                                  $11,749            $13,219
Work-in-process                                                 11,740             13,326
Finished goods                                                  18,284             27,069
                                                               -------            -------
                                                               $41,773            $53,614
                                                               =======            =======

     Inventories are valued at the lower of cost or market (net realizable value). The last-in, first-out (LIFO) method of determining cost is used for certain inventories in the United States and certain Asian branches. The Company uses the first-in, first-out (FIFO) method for all other inventories. Inventories valued at LIFO amounted to $7,391,000 and $6,599,000 at September 29, 2001 and December 31, 2000, respectively. The excess of current cost over stated LIFO value was $5,721,000 at September 29, 2001 and $5,460,000 at December 31, 2000.

7.   BORROWING ARRANGEMENTS

     Total debt for the periods:

(IN THOUSANDS)                                               SEPTEMBER 29,     DECEMBER 31,
                                                                 2001             2000
                                                                 ----             ----
Short-term borrowings                                         $   1,285        $   1,604
Long-term debt - revolver                                        24,206           21,374
Senior debt - term loan                                          23,613           26,613
13-1/4% senior subordinated notes due 2009                       60,000           60,000
                                                              ---------        ---------
Total debt                                                      109,104          109,591
Less: current portion                                            (6,035)          (5,604)
                                                              ---------        ---------
Long-term debt                                                $ 103,069        $ 103,987
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

     The Senior Credit Facility requires that the Company meet and maintain certain financial ratios and tests, including a minimum consolidated net worth, consolidated adjusted EBITDA, consolidated capital expenditure, consolidated interest coverage ratio, consolidated fixed charge coverage ratio, maximum consolidated leverage ratio and senior leverage ratio. As of September 29, 2001, the Company was in compliance with the Senior Credit Facility. During the third quarter of 2001, the Company anticipated that it would not be able to continue to meet the existing covenants beginning in the fourth quarter of 2001, throughout fiscal 2002 and beyond. The Company and the Senior Lenders therefore agreed to meet during the fourth quarter of 2001 to review the covenants. Due to the increased softness in the economies of our major markets, particularly within the U.S., we had lower than anticipated bookings in the third quarter. Accordingly, we do not expect to meet the existing covenants for the fourth quarter of 2001. The Company is confident that the revised covenants, expected to be finalized during the fourth quarter of 2001, will allow for the Company to meet covenants for the fourth quarter of 2001 and the following 12 months. Although the Company believes that it is probable, there can be no assurance that the Company will be successful in obtaining revised covenants. Failure to obtain revised covenants would result in default in certain covenants under the Senior Credit Facility.


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

8.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

     As part of the Recapitalization in 1999, Instron Corporation issued public debt securities that are fully and unconditionally guaranteed by certain of the Corporation's subsidiaries. Below is the condensed consolidating financial information for the guarantor subsidiaries, which includes Instron Corporation (parent company and issuer of the debt), and the non-guarantor subsidiaries as of September 29, 2001 and December 31, 2000 and for the three-months and nine-months periods ended September 29, 2001 and September 30, 2000.

                               INSTRON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 29, 2001
                                                                                     ------------------
IN THOUSANDS                                                    GUARANTOR     NON-GUARANTOR     ELIMINATIONS        TOTAL
                                                                ---------     -------------     ------------        -----
ASSETS
Current assets:
  Cash and cash equivalents                                     $     299        $   8,339        $      32        $   8,670
  Accounts receivable, net                                         17,915           26,366               --           44,281
  Unbilled revenues on contracts                                    1,174              667               --            1,841
  Intercompany accounts receivable, net                            (3,128)           3,186              (58)              --
  Inventories                                                      11,822           30,629             (678)          41,773
  Contracts in process                                                966              800               --            1,766
  Income tax receivable                                              (357)           1,664               --            1,307
  Deferred income taxes                                             6,507               15              295            6,817
  Prepaid expenses and other current assets                         2,198            1,137               --            3,335
                                                                ---------        ---------        ---------        ---------
     Total current assets                                          37,396           72,803             (409)         109,790

  Property, plant and equipment, net                               10,059            8,875               --           18,934
  Goodwill                                                          8,200               57               13            8,270
  Deferred income taxes                                             4,525           (1,081)              30            3,474
  Other assets                                                      3,086              518               --            3,604
  Deferred financing costs, net                                     6,848               --               --            6,848
                                                                ---------        ---------        ---------        ---------
     Total assets                                               $  70,114        $  81,172        $    (366)       $ 150,920
                                                                =========        =========        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short term borrowings and current portion of                  $   6,035        $      --        $      --        $   6,035
    long-term debt
  Accounts payable                                                  2,266            7,360              (60)           9,566
  Accrued liabilities                                               6,225            8,853               44           15,122
  Accrued employee compensation and benefits                        2,886            2,136               --            5,022
  Deferred revenue                                                  5,259           18,912               --           24,171
  Excess of advance payments over accrued revenues                     --            5,124               --            5,124
  Advance payments received on contracts                            1,263            2,749               --            4,012
                                                                ---------        ---------        ---------        ---------
     Total current liabilities                                     23,934           45,134              (16)          69,052

  Long-term debt                                                   85,863           17,206               --          103,069
  Pension and other long-term liabilities                          10,127              267               --           10,394
                                                                ---------        ---------        ---------        ---------
     Total liabilities                                            119,924           62,607              (16)         182,515
                                                                ---------        ---------        ---------        ---------
Stockholders' equity (deficit):
  Intercompany  investments                                        (7,732)          10,858           (3,126)              --
  Minority interest                                                    --               77              (77)              --
  Common stock                                                          6               --               --                6
  Additional paid in capital                                       50,432               --               --           50,432
  Retained earnings (accumulated deficit)                         (91,667)          15,549            2,866          (73,252)
  Accumulated other comprehensive loss                               (849)          (7,919)             (13)          (8,781)
                                                                ---------        ---------        ---------        ---------
     Total stockholders' equity (deficit)                         (49,810)          18,565             (350)         (31,595)
                                                                ---------        ---------        ---------        ---------
     Total liabilities and stockholders' equity (deficit)       $  70,114        $  81,172        $    (366)       $ 150,920
                                                                =========        =========        =========        =========

                               INSTRON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31, 2000
                                                                                        -----------------
IN THOUSANDS                                                        GUARANTOR      NON-GUARANTOR     ELIMINATIONS        TOTAL
------------                                                        ---------      -------------     ------------        -----
ASSETS
Current assets:
  Cash and cash equivalents                                         $     138        $   7,870        $      --        $   8,008
  Accounts receivable, net                                             25,105           32,231               --           57,336
  Intercompany accounts receivable, net                                (3,062)           3,091              (29)              --
  Inventories                                                          21,981           32,313             (680)          53,614
  Income tax receivable                                                 3,696            2,555           (3,630)           2,621
  Deferred income taxes                                                 6,592               20              389            7,001
  Prepaid expenses and other current assets                               713            1,089               --            1,802
                                                                    ---------        ---------        ---------        ---------
     Total current assets                                              55,163           79,169           (3,950)         130,382

  Property, plant and equipment, net                                   11,344            9,095               --           20,439
  Goodwill                                                              9,276               96               14            9,386
  Deferred income taxes                                                 3,784              594               30            4,408
  Other assets                                                          3,369              587              (46)           3,910
  Deferred financing costs, net                                         7,681               --               --            7,681
                                                                    ---------        ---------        ---------        ---------
     Total assets                                                   $  90,617        $  89,541        $  (3,952)       $ 176,206
                                                                    =========        =========        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
  Short term borrowings and current portion of long-term debt       $   4,350        $   1,254        $      --        $   5,604
  Accounts payable                                                      4,572            8,118              (29)          12,661
  Accrued liabilities                                                   8,588           10,096               12           18,696
  Accrued employee compensation and benefits                            2,833            1,640               --            4,473
  Deferred revenue                                                     14,284           20,123               --           34,407
  Advance payments received on contracts                                1,803           11,630               --           13,433
                                                                    ---------        ---------        ---------        ---------
     Total current liabilities                                         36,430           52,861              (17)          89,274

  Long-term debt                                                       82,913           21,074               --          103,987
  Pension and other long-term liabilities                              11,846           (1,950)              --            9,896
                                                                    ---------        ---------        ---------        ---------
     Total liabilities                                                131,189           71,985              (17)         203,157
                                                                    ---------        ---------        ---------        ---------
Stockholders' equity (deficit):
  Intercompany  investments                                            (7,681)          10,808           (3,127)              --
  Minority interest                                                        --               78              (78)              --
  Common stock                                                              6               --               --                6
  Additional paid in capital                                           50,432               --               --           50,432
  Retained earnings (accumulated deficit)                             (81,933)          14,343             (750)         (68,340)
  Accumulated other comprehensive loss                                 (1,396)          (7,673)              20           (9,049)
                                                                    ---------        ---------        ---------        ---------
     Total stockholders' equity (deficit)                             (40,572)          17,556           (3,935)         (26,951)
                                                                    ---------        ---------        ---------        ---------
     Total liabilities and stockholders' equity (deficit)           $  90,617        $  89,541        $  (3,952)       $ 176,206
                                                                    =========        =========        =========        =========

                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

IN THOUSANDS                                                          THREE MONTHS ENDED
                                                                      SEPTEMBER 29, 2001
                                                                      ------------------
                                                   GUARANTOR     NON-GUARANTOR    ELIMINATIONS       TOTAL
                                                   ---------     -------------    ------------       -----
Revenue:
     Sales                                          $ 19,784        $ 18,054        $     --        $ 37,838
     Service                                           4,765           2,685              --           7,450
     Intercompany                                      2,123           4,787          (6,910)             --
                                                    --------        --------        --------        --------
         Total revenue                                26,672          25,526          (6,910)         45,288
                                                    --------        --------        --------        --------
Cost of revenue:
     Sales                                            14,125          15,013          (5,768)         23,370
     Service                                           3,454           2,191              (7)          5,638
                                                    --------        --------        --------        --------
         Total cost of revenue                        17,579          17,204          (5,775)         29,008
                                                    --------        --------        --------        --------
              Gross profit                             9,093           8,322          (1,135)         16,280
                                                    --------        --------        --------        --------
Operating expenses:
     Selling and administrative                        7,629           5,056             (28)         12,657
     Research and development                          1,580             489              --           2,069
     Restructuring costs                                  --              --              --              --
                                                    --------        --------        --------        --------
          Total operating expenses                     9,209           5,545             (28)         14,726
                                                    --------        --------        --------        --------
                Income (loss) from operations           (116)          2,777          (1,107)          1,554

Other (income) expenses:
     Intercompany (income) expense                       307           1,340          (1,647)             --
     Interest expense                                  3,076             650              --           3,726
     Interest income                                     (26)           (187)             --            (213)
     Foreign exchange (gains) losses                      54             (30)             --              24
                                                    --------        --------        --------        --------
     Total other (income) expense                      3,411           1,773          (1,647)          3,537
                                                    --------        --------        --------        --------
Income (loss) before income taxes                     (3,527)          1,004             540          (1,983)
Provision (benefit) for income taxes                       1             317             205             523
                                                    --------        --------        --------        --------
Net income (loss)                                   $ (3,528)       $    687        $    335        $ (2,506)
                                                    ========        ========        ========        ========

                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

IN THOUSANDS                                                        THREE MONTHS ENDED
                                                                    SEPTEMBER 30, 2000
                                                                    ------------------
                                                   GUARANTOR     NON-GUARANTOR    ELIMINATIONS       TOTAL
                                                   ---------     -------------    ------------       -----
Revenue:
     Sales                                          $ 21,246        $ 16,866        $     --        $ 38,112
     Service                                           4,618           2,818              --           7,436
     Intercompany                                      2,178           4,198          (6,376)             --
                                                    --------        --------        --------        --------
         Total revenue                                28,042          23,882          (6,376)         45,548
                                                    --------        --------        --------        --------
Cost of revenue:
     Sales                                            13,116          14,024          (5,080)         22,060
     Service                                           3,551           2,080             (20)          5,611
                                                    --------        --------        --------        --------
         Total cost of revenue                        16,667          16,104          (5,100)         27,671
                                                    --------        --------        --------        --------
              Gross profit                            11,375           7,778          (1,276)         17,877
                                                    --------        --------        --------        --------
Operating expenses:
     Selling and administrative                        8,040           5,107              (9)         13,138
     Research and development                          1,488             493              --           1,981
     Restructuring costs                                  --              --              --              --
                                                    --------        --------        --------        --------
          Total operating expenses                     9,528           5,600              (9)         15,119
                                                    --------        --------        --------        --------
                Income (loss) from operations          1,847           2,178          (1,267)          2,758
Other (income) expenses:
     Intercompany (income) expense                       403           1,320          (1,723)             --
     Interest expense                                  3,150             628              --           3,778
     Interest income                                     (30)           (191)             --            (221)
     Foreign exchange (gains) losses                      19             115              (1)            133
                                                    --------        --------        --------        --------
     Total other (income) expense                      3,542           1,872          (1,724)          3,690
                                                    --------        --------        --------        --------
Loss before income taxes                              (1,695)            306             457            (932)
Provision (benefit) for income taxes                      25             484              --             509
                                                    --------        --------        --------        --------
Net income (loss)                                   $ (1,720)       $   (178)       $    457        $ (1,441)
                                                    ========        ========        ========        ========

                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

IN THOUSANDS                                                  NINE MONTHS ENDED
                                                              SEPTEMBER 29, 2001
                                                              ------------------
                                          GUARANTOR       NON-GUARANTOR     ELIMINATIONS        TOTAL
                                          ---------       -------------     ------------        -----
Revenue:
     Sales                                 $  65,771        $  52,484        $      --        $ 118,255
     Service                                  14,706            8,191               --           22,897
     Intercompany                              6,995           14,182          (21,177)              --
                                           ---------        ---------        ---------        ---------
         Total revenue                        87,472           74,857          (21,177)         141,152
                                           ---------        ---------        ---------        ---------
Cost of revenue:
     Sales                                    45,339           42,631          (16,204)          71,766
     Service                                  10,471            6,303              (38)          16,736
                                           ---------        ---------        ---------        ---------
         Total cost of revenue                55,810           48,934          (16,242)          88,502
                                           ---------        ---------        ---------        ---------
              Gross profit                    31,662           25,923           (4,935)          52,650
                                           ---------        ---------        ---------        ---------
Operating expenses:
     Selling and administrative               23,729           15,238              (47)          38,920
     Research and development                  5,074            1,208               --            6,282
     Restructuring costs                         335              299               --              634
                                           ---------        ---------        ---------        ---------
          Total operating expenses            29,138           16,745              (47)          45,836
                                           ---------        ---------        ---------        ---------
                Income (loss) from             2,524            9,178           (4,888)           6,814
operations
Other (income) expenses:
     Intercompany (income) expense             1,005            3,963           (4,968)              --
     Interest expense                          8,979            1,992               --           10,971
     Interest income                            (105)            (613)              --             (718)
     Foreign exchange (gains) losses              14              277               --              291
                                           ---------        ---------        ---------        ---------
     Total other (income) expense              9,893            5,619           (4,968)          10,544
                                           ---------        ---------        ---------        ---------
Income (loss) before income taxes             (7,369)           3,559               80           (3,730)
Provision (benefit) for income taxes             (89)           1,177               94            1,182
                                           ---------        ---------        ---------        ---------
Net income (loss)                          $  (7,280)       $   2,382        $     (14)       $  (4,912)
                                           =========        =========        =========        =========

                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

IN THOUSANDS                                                            NINE MONTHS ENDED
                                                                        SEPTEMBER 30, 2000
                                                                        ------------------
                                                   GUARANTOR       NON-GUARANTOR    ELIMINATIONS         TOTAL
                                                   ---------       -------------    ------------         -----
Revenue:
     Sales                                          $  67,338        $  54,497        $      --        $ 121,835
     Service                                           14,501            8,547               --           23,048
     Intercompany                                       9,899            7,920          (17,819)              --
                                                    ---------        ---------        ---------        ---------
         Total revenue                                 91,738           70,964          (17,819)         144,883
                                                    ---------        ---------        ---------        ---------
Cost of revenue:
     Sales                                             46,473           43,549          (13,817)          76,205
     Service                                           11,060            6,045              (49)          17,056
                                                    ---------        ---------        ---------        ---------
         Total cost of revenue                         57,533           49,594          (13,866)          93,261
                                                    ---------        ---------        ---------        ---------
              Gross profit                             34,205           21,370           (3,953)          51,622
                                                    ---------        ---------        ---------        ---------
Operating expenses:
     Selling and administrative                        24,148           15,635              (27)          39,756
     Research and development                           5,604            1,330               --            6,934
     Restructuring costs                                  928              841               --            1,769
                                                    ---------        ---------        ---------        ---------
          Total operating expenses                     30,680           17,806              (27)          48,459
                                                    ---------        ---------        ---------        ---------
                Income (loss) from operations           3,525            3,564           (3,926)           3,163
Other (income) expenses:
     Intercompany (income) expense                      1,333            3,213           (4,546)              --
     Interest expense                                   9,382            1,897               --           11,279
     Interest income                                     (123)            (405)              --             (528)
     Foreign exchange (gains) losses                       26              159               --              185
                                                    ---------        ---------        ---------        ---------
     Total other (income) expense                      10,618            4,864           (4,546)          10,936
                                                    ---------        ---------        ---------        ---------
Loss before income taxes                               (7,093)          (1,300)             620           (7,773)
Provision (benefit) for income taxes                   (1,207)            (395)              --           (1,602)
                                                    ---------        ---------        ---------        ---------
Loss before cumulative effect of accounting            (5,886)            (905)             620           (6,171)
change
Cumulative effect of accounting change, net             1,555           (5,824)              --           (4,269)
                                                    ---------        ---------        ---------        ---------
of tax
Net income (loss)                                   $  (4,331)       $  (6,729)       $     620        $ (10,440)
                                                    =========        =========        =========        =========

                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                          NINE MONTHS ENDED
IN THOUSANDS                                                                              SEPTEMBER 29, 2001
                                                                                          ------------------
                                                                          GUARANTOR     NON-GUARANTOR    ELIMINATIONS        TOTAL
                                                                          ---------     -------------    ------------        -----
Cash flows from operating activities:
  Net income (loss)                                                        $ (7,280)       $  2,382        $    (14)       $ (4,912)
  Adjustments to reconcile net income (loss) to net cash provided by (used in operating activities:
     Depreciation and amortization                                            5,447           1,216              --           6,663
     Provision for losses on accounts receivable                                202             168              --             370
     Deferred taxes                                                          (2,184)          3,165              94           1,075
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                               4,917           7,246              --          12,163
     (Increase) decrease in unbilled revenue                                 (1,174)           (667)             --          (1,841)
     (Increase) decrease in inventories                                       3,918           7,470              --          11,388
     (Increase) decrease in contract in progress                               (966)           (800)             --          (1,766)
     (Increase) decrease in income tax receivable                             6,155          (1,220)         (3,630)          1,305
     (Increase) decrease in prepaid expenses and other current assets        (1,487)            (61)             --          (1,548)
     Increase (decrease) in accounts payable, accrued expenses and
     advance payments                                                        (9,629)           (539)             --         (10,168)
     Increase (decrease) in deferred revenue                                  3,172         (13,036)             --          (9,864)
     Other, net                                                              (2,510)           (285)          3,582             787
                                                                           --------        --------        --------        --------
         Net cash provided by (used in) operating activities                 (1,419)          5,039              32           3,652
                                                                           --------        --------        --------        --------
Cash flows from investing activities:
  Proceeds from the sale of property, plant and equipment                        29              28              --              57
  Capital expenditures                                                         (677)         (1,120)             --          (1,797)
  Capitalized software costs                                                 (1,215)             --              --          (1,215)
  Other, net                                                                     43              12              --              55
                                                                           --------        --------        --------        --------
           Net cash used in investing activities                             (1,820)         (1,080)             --          (2,900)
                                                                           --------        --------        --------        --------
Cash flows from financing activities:
  Net borrowings (payments) under short-term lines of credit                   (305)             --              --            (305)
  Net borrowings (payments) under revolving line of credit                    6,700          (3,522)             --           3,178
  Payments under Senior Term Loan                                            (3,000)             --              --          (3,000)
                                                                           --------        --------        --------        --------
        Net cash provided by (used in) financing activities                   3,395          (3,522)             --            (127)
                                                                           --------        --------        --------        --------
Effect of exchange rate changes on cash                                           5              32              --              37
                                                                           --------        --------        --------        --------
Net increase in cash and cash equivalents                                       161             469              32             662
Cash and cash equivalents at beginning of year                                  138           7,870              --           8,008
                                                                           --------        --------        --------        --------
Cash and cash equivalents at end of period                                 $    299        $  8,339        $     32        $  8,670
                                                                           ========        ========        ========        ========

                               INSTRON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS                                                                         NINE MONTHS ENDED
                                                                                     SEPTEMBER 30, 2000
                                                                                     ------------------
                                                                  GUARANTOR     NON-GUARANTOR    ELIMINATIONS       TOTAL
                                                                  ---------     -------------    ------------       -----
Cash flows from operating activities:
  Net income (loss)                                                $ (4,331)       $ (6,729)        $   620        $(10,440)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                    5,719           1,214              --           6,933
     Provision for losses on accounts receivable                         79             108              --             187
     Deferred taxes                                                  (1,638)           (892)            802          (1,728)
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                       4,913           5,830              --          10,743
     (Increase) decrease in inventories                              (3,377)        (15,596)           (989)        (19,962)
     (Increase) decrease in contracts in progress                        --              --              --              --
     (Increase) decrease in income tax receivable                     1,991          (2,186)         (2,306)         (2,501)
     (Increase) decrease in prepaid expenses and other                  618              26              --             644
     current assets
     Increase (decrease) in accounts payable, accrued
     expenses and advance payments                                      536          (5,055)           (328)         (4,847)
     Increase (decrease) in deferred revenue                          1,272          23,372              --          24,644
     Other, net                                                         625          (2,270)          2,233             588
                                                                    -------        --------         -------        --------
      Net cash provided by (used in) operating activities             6,407          (2,178)             32           4,261
                                                                    -------        --------         -------        --------
Cash flows from investing activities:
  Capital expenditures                                               (1,577)           (708)             --          (2,285)
  Capitalized software costs                                           (419)           (318)             --            (737)
  Other, net                                                            183              62              --             245
                                                                    -------        --------         -------        --------
      Net cash used in investing activities                          (1,813)           (964)             --          (2,777)
                                                                    -------        --------         -------        --------
Cash flows from financing activities:
  Net borrowings (payments) under short-term lines of credit         21,691         (23,189)             --          (1,498)
  Net borrowings (payments) under revolving line of credit          (24,553)         20,796              --          (3,757)
  Payments under Senior Term Loan                                    (2,250)             --              --          (2,250)
                                                                    -------        --------         -------        --------
      Net cash used in financing activities                          (5,112)         (2,393)             --          (7,505)
                                                                    -------        --------         -------        --------
Effect of exchange rate changes on cash                                  76            (302)             --            (226)
                                                                    -------        --------         -------        --------
Net increase (decrease) in cash and cash equivalents                   (442)         (5,837)             32          (6,247)

Cash and cash equivalents at beginning of year                          877          10,101              --          10,978
                                                                    -------        --------         -------        --------
Cash and cash equivalents at end of period                         $    435        $  4,264         $    32        $  4,731
                                                                   ========        ========         =======        ========

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently determining the impact, if any, SFAS No. 144 will have on its financial position and results of operations.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 29, 2001 VS. QUARTER ENDED SEPTEMBER 30, 2000

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

Revenues for the third quarter of 2001 were $45.3 million, essentially flat compared to $45.6 million for the same period last year. Foreign sales accounted for approximately 64.8% of consolidated third quarter revenues compared with 56.4% for the third quarter of 2000. This change is primarily due to lower U.S. volumes and pricing, reflecting the weakening economy.

The consolidated gross margin, as a percentage of revenue, was 35.9% for the third quarter of 2001 compared to 39.2% for the third quarter of 2000. The decrease was due to lower volume, pricing and unfavorable product mix in the IMT business, partially offset by the improved margins in the Structures business.

Selling and administrative expenses for the third quarter of 2001 were $12.7 million, or 27.9% of revenues, compared to $13.1 million, or 28.8% of revenues, in the third quarter of last year. The decrease of $0.4 million is primarily due to the cost saving realized in the third quarter from the restructuring in the first half of 2001.

Research and development expenses were $2.1 million, or 4.6% of revenues in the third quarter of 2001, compared to $2.0 million, or 4.3% of revenues in the third quarter of last year. Software development costs of $0.4 million were capitalized during the third quarter of 2001 and 2000.

Net interest expense decreased to $3.5 million, compared to $3.6 million in the third quarter of 2000. This decrease is primarily due to lower interest rates. This decline in profitability is due to lower IMT gross margins, partially offset by lower operating expenses.

Loss before taxes for the third quarter of 2001 was $2.0 million, compared to loss before taxes of $0.9 million for the same period last year. This decline in profitability is due to the decrease in the IMT business margins, partially offset by lower operating expenses.

The tax expense of $0.5 million for the third quarter 2001 reflects provisions in certain foreign income generating subsidiaries and territories. In addition, a valuation allowance has been recorded on tax losses in certain jurisdictions and foreign tax credits generated in the United States, as the realization of these tax losses and credits cannot be assured.

Net loss for the third quarter of 2001 was $2.5 million, or $0.45 per diluted share, compared to net loss of $1.4 million, or $0.26 per diluted share for the third quarter of last year.

NINE MONTHS ENDED SEPTEMBER 29, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000.

Revenues for the first nine months of 2001 were $141.2 million, compared to $144.9 million for the first nine months of 2000, a decrease of 2.6%. Foreign sales were 61.0% of total revenues for the first nine months of 2001 compared to 57.1% for the first nine months of 2000.

Gross margin as a percentage of revenues was 37.3% for the first nine months of 2001, compared to 35.6% for the first nine months of 2000. The increase in margins is mostly due to a significant improvement in margins in the Structures business, partially offset by a decrease in the IMT margins due to lower volume, particularly in the U.S., and an unfavorable product mix.

Selling and administrative expenses were $38.9 million, or 27.6% of revenues, for the first nine months of 2001, compared to $39.8 million, or 27.4% of revenues, for the first nine months of 2000.

Research and development expenses were $6.3 million, or 4.5% of revenues, for the first nine months of 2001, compared to $6.9 million, or 4.8% of revenues, for the first nine months of 2000. Software development costs of $1.2 million were capitalized during the first nine months of 2001, compared to $0.7 million during the first nine months of 2000. If software development costs were reported as period expense, research and development expenses would have been $7.5 million in the first nine months of 2001, compared to $7.6 million during the same period last year.

During the second quarter of 2001, the Company had a workforce reduction of 22 people, of which 13 were in the U.S. and 9 were in Europe. Severance costs associated with the workforce reductions were $0.6 million. The personnel reductions were primarily in engineering, manufacturing and sales and the Company anticipates cost savings from the reduction of approximately $1.7 million annually. As of September 29, 2001, the liability remaining related to the workforce reduction was approximately $0.2 million, which is expected to be paid in the fourth quarter of 2001.

During the first half of 2000, the Company completed a workforce reduction of 84 people, of which 24 were in the U.S. and 60 were overseas. The personnel reductions were primarily in engineering, manufacturing and administration. Total severance costs in the first half of 2000 related to these workforce reductions were $1.8 million.

Net interest expense was $10.3 million for the first nine months of 2001, compared to $10.8 million for the first nine months of 2000. This decrease in the first nine months of 2001, compared to the same period last year is due to reduced borrowings and lower interest rates.

The tax expense of $1.2 million for the first nine months of 2001, reflects provisions in certain foreign income generating subsidiaries and territories. In addition, a valuation allowance has been recorded on certain tax losses and foreign tax credits generated in the United States, as the realization of these tax losses and credits can not be assured. Each quarter, the Company estimates its annual effective tax rate and adjusts the provision or benefit for the cumulative effect of the change in estimate.

Net loss before cumulative effect of accounting change was $4.9 million or $0.88 per diluted share, for the first nine months of 2001, compared to $6.2 million, or $1.11 per diluted share, for the first nine months of 2000.

Net loss after cumulative effect of accounting change for SAB 101 was $4.9 million, or $0.88 per diluted share, for the first nine months of 2001, compared to $10.4 million, or $1.88 per diluted share, for the same period last year.

FINANCIAL CONDITION

During the first nine months of 2001, the Company generated $3.7 million of cash from operating activities, compared to $4.3 million of cash for the same period in the prior year. The decrease in accounts receivable by $12.2 million was primarily due to lower revenues in the third quarter of 2001, as compared to the preceding three months ended December 31, 2000 and the timing of cash collections. The decrease in accounts payable, accrued expenses and advance payments of $10.2 million was primarily due to contracts being completed in 2001 in the Structures business and the advance payments being applied to accounts receivable. The large decrease in the September 29, 2001 inventory and deferred revenue balance, compared to the December 31, 2000 inventory and deferred revenue balance, was primarily the result of timing of shipments of complex systems (see Note 3 of the Notes to the Consolidated Financial Statements).

The Company used $2.9 million of cash for investing activities during the first nine months of 2001, compared to $2.8 million of cash used during the same period in the prior year, primarily to fund capital expenditures and software development costs. Capital expenditures during the first nine months of 2001 were $1.8 million, compared to $2.3 million in the first nine months of 2000.

The Company plans to make capital expenditures of approximately $2.4 million during the current fiscal year. In addition, the Company plans to continue to develop and enhance its software products and pursue its strategy of acquisitions.

The Company paid down debt by $0.1 million, compared to paying down debt by $7.5 million during the same period last year. At September 29, 2001, the Company had borrowings of $25.5 million, and additional borrowing availability of $15.4 million, under its $50.0 million multi-currency revolving credit facility, compared to $23.0 million in borrowings at December 31, 2000. The Company had $23.6 million outstanding under its term loan at September 29, 2001, compared to $26.6 million outstanding at December 31, 2000. At September 29, 2001, the Company also had $60.0 million of 13 1/4% Senior Subordinated Notes Due 2009 outstanding.

The Senior Credit Facility requires that the Company meet and maintain certain financial ratios and tests, including a minimum consolidated net worth, consolidated adjusted EBITDA, consolidated capital expenditure, consolidated interest coverage ratio, consolidated fixed charge coverage ratio, maximum consolidated leverage ratio and senior leverage ratio. At April 1 and July 1, 2000, the Company was not in compliance with three of the original Senior Credit Facility covenants. The Company requested and was granted waivers of covenants. During the third quarter of 2000, the Company renegotiated and obtained more lenient debt covenants for the Senior Credit Facility. During the third quarter of 2001, the Company anticipated that it would not be able to continue to meet the existing covenants, beginning in the fourth quarter of 2001, throughout fiscal 2002 and beyond. The Company and the Senior Lenders therefore agreed to meet during the fourth quarter of 2001 to revise the covenants. Due to the increased softness in the economies of our major markets, particularly within the U.S., we had lower than anticipated bookings in the third quarter. Accordingly, we do not expect to meet the existing covenants for the fourth quarter of 2001. The Company is confident that the revised covenants, expected to be finalized during the fourth quarter of 2001, will allow for the Company to meet covenants for the fourth quarter of 2001 and the following 12 months. Although the Company believes that it is probable, there can be no assurance that the Company will be successful in obtaining revised covenants. Failure to obtain revised covenants would result in default in certain covenants under the Senior Credit Facility.

The Company believes its present capital resources and anticipated operating cash flows are sufficient to finance its planned operations and investing activities for the next eighteen months. If the Company were to consider a significant acquisition, it would have to seek alternative sources of equity funds and or additional debt.

Bookings for the third quarter of 2001 were $38.2 million, a decrease of 18.9% over the same period last year. The decrease in bookings was primarily in the U.S. and Japan IMT markets. Bookings for the first nine months of 2001 were $119.7 million, a decrease of 17.3% over the same period last year. This decline has affected all of our major product lines and all geographical regions in the world though the decrease has been most pronounced in the U.S.

The Company's order backlog was $88.5 million at the end of the first nine months of 2001, compared to $98.8 million at the end of the third quarter of 2000 and $111.4 million at December 31, 2000. This decline in business reflects weaker economic activity particularly in the U.S. This lower backlog has lowered our volume and profitability outlook for the fourth quarter and Fiscal Year 2001.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133 during the first quarter of 2001. As a result of this adoption, effective January 1, 2001, all derivatives designated as cash flow hedges are recognized on the balance sheet at fair value with the offsetting adjustment recorded in accumulated other comprehensive loss. Accordingly, the Company recorded an adjustment as of January 1, 2001 to the Statement of Comprehensive Loss to account for the cumulative effect of the accounting change. This adjustment resulted in a gain, net of tax of $0.5 million, totaling $0.6 million. The amount reclassified into earnings during the third quarter and first nine months of 2001 totaled $0.4 million, net of tax and $0.6 million, net of tax, respectively. The amount that will be classified from accumulated other comprehensive loss to earnings in the next twelve months is a gain of approximately $0.6 million, net of tax.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently determining the impact, if any, SFAS 144 will have on its financial position and results of operations.


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

FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-Q are "forward-looking" statements within the meaning of the federal securities laws and are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements reflect our current views about future events and financial performance. Words such as "will," "should," "believe," "expect," "anticipate," "confident" and other similar expressions that predict or indicate future events or trends, or that are not statements of historical matters, identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements, which speak only as of the date of this release. These risks, uncertainties, and factors include, but are not limited to: (1) fluctuations in interest rates; (2) the stability of financial markets;
(3) the level of bookings worldwide for Instron ; (4) our ability to timely ship backlog (in this regard, our expectations are based on historical as well as anticipated production levels); (5) the success of the automobile industry which is the major purchaser of IST products; (6) the impact of fluctuations in exchange rates and the uncertainties of operating in a global economy, including fluctuations in the economic conditions of the foreign and domestic markets served by the Company which can effect demand for its products and services; (7) our ability to identify and successfully consummate strategic acquisitions and our anticipated funding requirements in connection therewith; (8) our ability to negotiate amendments to the covenants of the loan and debt facilities undertaken as a result of the Merger and Recapitalization and then meet these amended covenants and repayment schedules on an ongoing basis (in this regard, the Company is renegotiating with the Senior Lenders to amend financial covenants contained in the Senior Credit Facility); (9) the effect of changes in accounting and/or tax policies and practices; and (10) other factors detailed from time to time in our filings with the Securities and Exchange Commission.

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

                                          INSTRON CORPORATION

Date: November 13, 2001                   By /s/ James O. Garrison
                                          -------------------------------------
                                          James O. Garrison
                                          President and Chief Executive Officer

Date:  November 13, 2001                  By /s/ Linton A. Moulding
                                          -------------------------------------
                                          Linton A. Moulding
                                          Chief Financial Officer